Form 10QSB/A
period 1995-03-31
VINEYARD OIL & GAS CO
filed 1995-07-18
CIK 777582

VINEYARD OIL & GAS COMPANY
                                 10299 West Main Road
                                North East, PA   16428




Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB.

Sincerely,

Vineyard Oil & Gas Company



James J. Concilla
President



































                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

Commission File Number          0-13871



Pennsylvania                                            25-1349204
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

10299 West Main Road, North East, Pennsylvania  16428-0391
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (814) 725-8742

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [ X ]             NO  [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, No Par Value - 4,840,562.50 shares as of March 31, 1995


                         PART 1 - FINANCIAL INFORMATION
                            BALANCE SHEETS (UNAUDITED)
                            VINEYARD OIL & GAS COMPANY

                                        March 31,1995       December 31,1994
                                        _____________       ________________
ASSETS
Current Assets
  Cash                                   $   416,066         $   522,396
  Accounts receivable                        614,437           1,269,198
  Inventories                                227,050             219,041
  Prepaid Expenses                            43,853              41,917
                                        _____________       _____________
Total Current Assets                       1,301,406           2,052,552
  Property, Plant and Equipment            9,128,671           9,128,671
   less accumulated depreciation          (8,472,361)        ( 8,442,955)
                                        _____________       _____________
                                             656,310             685,716

 Deferred Costs and Other Assets
  Cash restricted for well plugging          368,679             362,540
                                        _____________       _____________
TOTAL ASSETS (NOTE   )                     2,326,395           3,100,808
                                        _____________       _____________



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                           462,616           1,317,754
  Other accrued liabilities                   42,859              73,185
  Current portion of long term debt           80,353              83,037
                                        _____________       _____________
Total Current Liabilities                    585,828           1,473,976

Long Term Debt-less current portion          115,253             128,697
Deferred revenue                             354,270             354,270
Shareholder's Equity
  Common Stock, authorized 15,000,000
   shares without par value, issued
   4,840,562.5 shares at December 31,
   1994, at stated value of $.05             321,572             321,572
  Additional paid-in capital               4,867,999           4,867,999
                                        _____________       _____________
                                           5,189,571           5,189,571

Retained earnings (deficit)               (3,693,607)         (3,820,786)
                                        _____________       _____________
                                           1,495,964           1,368,785
Less:  cost of 67,944 shares held
  in treasury                              ( 224,920)          ( 224,920)
                                        _____________       _____________
                                           1,271,044           1,143,865
                                        _____________       _____________
                                         $ 2,326,395           3,100,808
                                        _____________       _____________

See notes to condensed financial statements.


                         PART I. - FINANCIAL INFORMATION

             STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                              FOR THE THREE MONTHS

                          ENDED MARCH 31, 1995 AND 1994

                            VINEYARD OIL & GAS COMPANY


                                     Three months ended   Three months ended
                                       March 31,1995         March 31,1994
                                     __________________   __________________

Earned revenues                          $ 1,381,141         $ 1,506,348
Other Income                                  21,558               9,100
                                        _____________       _____________
                                           1,402,699           1,515,448

Cost of Earned Revenues                    1,179,050           1,392,851
Selling, general and administrative
 expenses                                     92,608              99,713
Interest                                       3,862               7,603
                                        _____________       _____________
                                           1,275,520           1,500,167
                                        _____________       _____________
Income before income taxes                   127,179              15,281
Income taxes                                       0                   0
                                        _____________       _____________
Net Income                                   127,179              15,281

Retained Earnings (Deficit)
  Beginning of period                     (3,820,786)         (3,869,570)
                                        _____________       _____________
Retained Earnings (Deficit)
  End of period                           (3,693,607)         (3,854,289)
                                        _____________       _____________
Income per common share                         .026                .002
                                        _____________       _____________

See Accompanying Notes to Financial Statements

                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                            VINEYARD OIL & GAS COMPANY
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                             1995             1994
Cash flow from operating activities:
  Income (loss) from operations         $   127,179      $    15,281

Adjustments To Reconcile Net
  Income to Net Cash Provided by
  Operating Activities:
   Depreciation and amortization             29,406           35,801
   Provision for losses on accounts
     receivable and inventories               4,500                0
   Changes in operating assets and
     liabilities providing (using cash):
       Accounts receivable                  651,761         ( 23,214)
       Inventories                         (  9,509)        (  4,247)
       Prepaid expenses                    (  1,936)        ( 28,925)
       Accounts payable                    (855,138)        ( 35,290)
       Other current liabilities           ( 30,326)        ( 45,608)
       Deferred revenue                           0           10,080
                                         ___________      ___________
   Net cash provided by (used in)
       operating activities                ( 84,063)        ( 76,122)
                                         ___________      ___________
Cash flow from investing activities:
  Capital expenditures                            0                0
Net  cash used in investing activities            0                0

Cash flow from financing activities:
  Principal payments on borrowings         ( 16,128)        ( 19,644)
                                         ___________      ___________
Net cash (used in) financing activities    ( 16,128)        ( 19,644)
                                         ___________      ___________
                                           (100,191)        ( 95,766)

Cash at beginning of period                 884,936          747,069
                                         ___________      ___________
Cash at end of period                       784,745          651,303
                                         ___________      ___________

See notes to condensed financial statements.


                            VINEYARD OIL & GAS COMPANY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended March 31, 1995, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding
    (4,840,563 in 1995 and 1994).

3.  No federal income tax was due or paid during the periods ending
    March 31, 1995, and 1994, due to available operating loss carry forwards.

4.  Long-term debt

     Long-term debt is summarized as follows:
                                              March 31,1995   December 31,1994
                                              _____________   ________________
     Mortgage payable individual, secured by
     all assets of the Company, payable in
     monthly payments of $7,523, including
     interest at 10.5%, through July, 1997.      $189,691         $201,265

     Obligations under capital lease                5,915           10,469
                                               ___________     ____________
                                                  195,606          211,734

     Current portion of long-term debt           ( 80,353)        ( 83,037)
                                               ___________     ____________

                                                  115,253          128,697
                                               ___________     ____________


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     IN THE QUARTER ENDED MARCH 31, 1995

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position decreased $100,191 since December 31, 1994. A net decrease in accrued liabilities was the main reason for the decrease. Accounts receivable decreased $654,761 and accounts payable decreased $855,138 during this period. This is the result of purchases and sales of large quantities of gas during the winter months, decreasing in quantity by March 31, 1995. Inventories and prepaid expenses remained substantially the same as at December 31, 1994. Net current assets increased $137,002 or 24% over December 31, 1994. There were no purchases of fixed assets in the quarter. The accumulated depreciation amount changed by the amount of depreciation and amortization, $29,406, during the period.

     Long term debt decreased by amounts paid against principal during this quarter. No new long term debt was incurred. Deferred revenue remained unchanged as there were no funds withheld from limited partnerships for future plugging costs.

     Shareholders' equity increased $127,179 for the quarter ended March 31, 1995, this amount being the net income for the period.

Material Changes and Results of Operations

     Earned revenues decreased $125,207 or 8% over the same period in 1994. The principal reason for the decrease was the decrease in the selling price of natural gas. In other areas, a decrease of $27,702 in well maintenance income was offset by an increase in royalties of Company owned wells of $89,051. Other income increase $12,458 over the same period in 1994. The principal reason was an increase in interest rates on Company investments. Cost of earned revenues decreased $213,801 or 15% from the same period in 1994. The decreased gas prices reduced the amounts paid for gas purchased for resale. Selling, general and administrative expenses were reduced slightly, $7,105, from the same period in 1994. Interest expense decreased in 1995 as loan principal decreased. Net income for the quarter ended March 31, 1995, was $127,179, an increase of $111,898 over the same period in 1994. The principal reasons were the increased profit margins in gas marketing and the increased profit from royalties on Company owned wells. The increased gross margin in gas marketing resulted from a mild winter which drove gas prices down drastically, making purchases of gas very favorable as compared to the contracted selling prices to customers, the Company does not expect this to be a normal recurrance.

PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS
___________________________

     Not Applicable


Item 2.   CHANGES IN SECURITIES
_______________________________

     Not Applicable


Item 3.   DEFAULTS UPON SENIOR SECURTIES
________________________________________

     Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURUTY HOLDERS
_____________________________________________________________

     Not Applicable


Item 5.   OTHER INFORMATION
___________________________

     Not Applicable


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
__________________________________________

(a)  Exhibits
     ________
     None

(b)  Reports on Form 8-K
     ___________________
     None.