Form 10QSB
period 1994-06-30
VINEYARD OIL & GAS CO
filed 1995-08-15
CIK 777582

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

For the quarterly period ended June 30, 1995

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

     Common Stock, No Par Value - 5,125,562.50 shares as of June 30, 1995

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                      June 30,    December 31,
                                                      1995        1994
ASSETS
Current Assets
  Cash                                                $   417,765 $   522,396
  Accounts receivable                                     652,681   1,269,198
  Inventories                                             220,816     219,041
  Prepaid Expenses                                         30,611      41,917
                                                       __________  __________
Total Current Assets                                    1,321,873   2,052,552
  Property, Plant and Equipment                         9,179,510   9,128,671
  Accumulated depreciation                             (8,506,662)( 8,442,955)
                                                       __________  __________
                                                          672,848     685,716

Deferred Costs and Other Assets
  Cash restricted for plugging                            375,484     362,540
                                                       __________  __________
TOTAL ASSETS (NOTE)                                     2,370,205   3,100,808
                                                       __________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                          536,371   1,317,754
Other accrued liabilities                                  65,953      73,185
Current portion, long term debt                            76,463      83,037
                                                       __________  __________
Total Current Liabilities                                 678,787   1,473,976

Long Term Debt - less current portion                      97,411     128,697
Deferred revenue                                          354,270     354,270
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares as of June 30, 1995,
 at stated value of $.05                                  321,572     321,572
Additional paid-in capital                              4,867,999   4,867,999
                                                       __________  __________
                                                        5,189,571   5,189,571

Retained earnings (deficit)                            (3,724,914) (3,820,786)
                                                       __________  __________
                                                        1,464,657   1,368,785
Less: cost of 67,944 shares held in treasury            ( 224,920)  ( 224,920)
                                                       __________  __________
                                                        1,239,737   1,143,865
                                                       __________  __________
                                                      $ 2,370,205 $ 3,100,808

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                             FOR THE SIX MONTHS

                        ENDED JUNE 30, 1995 AND 1994

                          VINEYARD OIL & GAS COMPANY

                              3 Months    3 Months    6 Months    6 Months
                              Ended       Ended       Ended       Ended
                              June 30,    June 30,    JUNE 30,    JUNE 30,
                              1995        1994        1995        1994

Earned revenues               $   986,322 $   913,493 $ 2,367,463 $ 2,419,841
Other Income                       22,115       7,650      43,673      16,750
                               __________  __________  __________  __________
                                1,008,437     921,143   2,411,136   2,436,591

Cost of Earned Revenues           905,940     774,767   2,084,990   2,167,618
Selling, general and
 administrative expenses          128,148     106,487     220,756     206,200
Interest                            5,656       4,844       9,518      12,447
                               __________  __________  __________  __________
                                1,039,744     886,098   2,315,264   2,386,265
                               __________  __________  __________  __________
Income before income taxes        (31,307)     35,045      95,872      50,326
Income taxes                            0           0           0           0
                               __________  __________  __________  __________
Net Income                        (31,307)     35,045      95,872      50,326

Retained Earnings (Deficit)
  Beginning of period          (3,693,607) (3,854,291) (3,820,786) (3,869,572)
                               __________  __________  __________  __________
Retained Earnings (Deficit)
  End of period                (3,724,914) (3,819,246) (3,724,914) (3,819,246)
                               __________  __________  __________  __________
Income per common share             (.006)       .007        .020        .011
                               __________  __________  __________  __________

See Accompanying Notes to Financial Statements

                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE SIX MONTHS ENDED JUNE 31, 1995 AND 1994

                              3 Months    3 Months    6 Months    6 Months
                              Ended       Ended       Ended       Ended
                              June 30,    June 30,    JUNE 30,    JUNE 30,
                              1995        1994        1995        1994

Cash flow from operating
  activities:
Income (loss) from operations $   (31,307)$    35,045 $    95,872 $    50,326

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     34,301      35,880      63,707      71,681
 Provision for losses on
 accounts receivable and
 inventories                        4,500           0       9,000           0
 Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable            (41,244)    606,902     610,517     583,688
   Inventories                      4,734    (  8,735)   (  4,775)   ( 12,982)
   Prepaid expenses                13,242       7,625      11,306    ( 21,300)
   Accounts payable                73,755    (660,276)   (781,383)   (695,566)
   Other current liabilities       23,094      39,076    (  7,232)   (  6,532)
   Deferred revenue                     0       8,769           0      18,849
                               __________  __________  __________  __________
 Net cash provided by (used in)
   operating activities            81,075      64,286    (  2,988)   ( 11,836)
                               __________  __________  __________  __________
Cash flow from investing
 activities:Capital expenditures ( 50,839)   ( 12,000)   ( 50,839)   ( 12,000)
Net cash used in investing
 activities                      ( 50,839)   ( 12,000)   ( 50,839)   ( 12,000)

Cash flow from financing
 activities:Principal payments
 on borrowings                   ( 21,732)   ( 14,687)   ( 37,860)   ( 34,331)
                               __________  __________  __________  __________
Net cash (used in) financing
 activities                      ( 21,732)   ( 14,687)   ( 37,860)   ( 34,331)
                               __________  __________  __________  __________
Increase (Decrease) in cash         8,504      37,599    ( 91,687)   ( 58,167)

Cash at beginning of period       784,745     651,303     884,936     747,069
                               __________  __________  __________  __________
Cash at end of period             793,249     688,902     793,249     688,902
                               __________  __________  __________  __________

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        JUNE 30, 1995

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended June 30, 1995, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.5 in 1995 and 4,840,563 in 1994).

3. No federal income tax was due or paid during the periods ending June 30, 1995, and 1994, due to available operating loss carry forwards.

4.  Long-term debt

     Long-term debt is summarized as follows:

                                   June 30, 1995           December 31, 1994

     Mortgage payable individual,
     secured by all assets of the
     Company, payable in monthly
     payments of $7,523, including
     interest at 10.5%, through
     July, 1997.                       $171,792                 $201,265

     Obligations under capital lease      2,082                   10,469
                                     __________               __________
                                        173,874                  211,734

     Current portion long-term debt    ( 76,463)                ( 83,037)
                                     __________               __________
                                         97,411                  128,697
                                     __________               __________


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED JUNE 30, 1995

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position decreased $91,687 during the six month period ended June 30, 1995. The net decrease in accrued liabilities was the principal reason for the decrease. Accounts receivable decreased $610,517 while accounts payable decreased $781,383 during the period, a net decrease of $170,866. This is the result of purchases and sales of large quantities of gas during the winter months, decreasing considerably to June 30, 1995. Changes in accounts receivable and accounts payable for the three month period ended
 June 30, 1995, were increases of $41,244 and $73,755 respectively, considerably less than in the winter quarters. Inventories and prepaid expenses did not change materially in the six month period ended June 30, 1995. Net current assets increased $64,510 or 12% over the six month period ended June 30, 1995. Fixed assets increased by $50,839, principally because of the purchase of vehicles. Depreciation and amortization of $63,707 accounted for the increase in accumulated depreciation.

     Long term debt decreased by amounts paid against principle during this period. No additional long term debt was incurred in the quarter. Deferred revenue remained unchanged as there were no funds withheld from limited partnerships for future plugging costs.

     Shareholders' equity increased $95,872 in the six month period, this being the net income for the six month period ended June 30, 1995.

Material Changes and Results of Operations

     Earned revenues decreased $52,378 for the six month period and increased $72,829 for the three month period ended June 30, 1995, as compared to the same periods in 1994. This represented a change of 2% and 8% respectively. The primary reasons were price changes and timing of sales. Decreases in well maintenance and marketing income were partially offset by increases in revenue from company owned wells and transmission income. Other income increases $26,923 over the same period in 1994. The major factor was interest income on company investments. Cost of earned revenues decreased $82,628 or 4% for the six month period ended June 30, 1995, as compared to the same period in 1994. For the three month period ended June 30, 1995, expenses increased $131,173, or 17% over the 1994 period. Charges to closed programs accounted for $27,483 and gas marketing expenses increased approximately $34,000. Selling, general and administrative expenses increased $14,556 over the comparable six month period in 1994, and $21,661 over the comparable three month period.
 These were due to normal increases in costs. Interest expenses decreased $2,929 from the six month period in 1994 due to a decrease in long term debt. Net income for the six month period in 1995 increased $45,546 over the same period in 1994 due to a decrease in overall expenses. Conversely, the income for the three month period ended June 30, 1995, decreased $66,352 from the same period in 1994 due to an increase in overall expenses over and above the increase of $87,294 in earned revenues over this period. Decreasing gas prices which caused decreasing profit margins would have been a major contributor to the difference.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
____________________________
     NOT APPLICABLE

ITEM 2.    CHANGES IN SECURITIES
________________________________
     NOT APPLICABLE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
__________________________________________
     NOT APPLICABLE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
______________________________________________________________
     NOT APPLICABLE

ITEM 5.    OTHER INFORMATION
____________________________
     NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
___________________________________________

(a)  EXHIBITS
     ________
     NONE

(b)  REPORTS ON FORM 8-K
     ___________________
     NONE.