Form 10QSB
period 1995-09-30
VINEYARD OIL & GAS CO
filed 1995-11-15
CIK 777582

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

For the quarterly period ended September 30, 1995

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

     Common Stock, No Par Value - 5,125,562.50 shares as of September 30, 1995

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                      Sept. 30,   December 31,
                                                      1995        1994
ASSETS
Current Assets
  Cash                                                $   239,156 $   522,396
  Accounts receivable                                     802,898   1,269,198
  Inventories                                             217,447     219,041
  Prepaid Expenses                                         20,153      41,917
                                                       __________  __________
Total Current Assets                                    1,279,654   2,052,552

  Property, Plant and Equipment                         9,184,317   9,128,671
  Accumulated depreciation                             (8,534,136)( 8,442,955)
                                                       __________  __________
                                                          650,181     685,716

Deferred Costs and Other Assets
  Cash restricted for plugging                            333,436     362,540
                                                       __________  __________
TOTAL ASSETS (NOTE)                                     2,263,271   3,100,808
                                                       __________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                          399,848   1,317,754
Other accrued liabilities                                  73,653      73,185
Current portion, long term debt                            78,806      83,037
                                                       __________  __________
Total Current Liabilities                                 552,307   1,473,976

Long Term Debt - less current portion                      74,560     128,697
Deferred revenue                                          354,270     354,270
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares as of September 30, 1995,
 at stated value of $.05                                  334,472     321,572
Additional paid-in capital                              4,857,949   4,867,999
                                                       __________  __________
                                                        5,192,421   5,189,571

Retained earnings (deficit)                            (3,685,367) (3,820,786)
                                                       __________  __________
                                                        1,507,054   1,368,785
Less: cost of 67,944 shares held in treasury            ( 224,920)  ( 224,920)
                                                       __________  __________
                                                        1,282,134   1,143,865
                                                       __________  __________
                                                      $ 2,263,271 $ 3,100,808
                                                       __________  __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                             FOR THE SIX MONTHS

                        ENDED SEPTEMBER 30, 1995 AND 1994

                          VINEYARD OIL & GAS COMPANY

                              3 Months    3 Months    9 Months    9 Months
                              Ended       Ended       Ended       Ended
                              Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                              1995        1994        1995        1994

Earned revenues               $ 1,006,994 $   567,768 $ 3,374,457 $ 2,987,609
Other Income                        8,628       9,564      52,301      26,314
                               __________  __________  __________  __________
                                1,015,622     577,332   3,426,758   3,013,923

Cost of Earned Revenues           859,400     491,305   2,944,390   2,658,923
Selling, general and
 administrative expenses          110,329     103,042     331,085     309,242
Interest                            6,346       6,393      15,864      18,840
                               __________  __________  __________  __________
                                  976,075     600,740   3,291,339   2,987,005
                               __________  __________  __________  __________
Income before income taxes         39,547     (23,408)    135,419      26,918
Income taxes                            0           0           0           0
                               __________  __________  __________  __________
Net Income                         39,547     (23,408)    135,419      26,918

Retained Earnings (Deficit)
  Beginning of period          (3,724,914) (3,819,246) (3,820,786) (3,869,572)
                               __________  __________  __________  __________
Retained Earnings (Deficit)
  End of period                (3,685,367) (3,842,654) (3,685,367) (3,842,654)
                               __________  __________  __________  __________
Income per common share              .008       (.006)       .027        .006
                               __________  __________  __________  __________

See Accompanying Notes to Financial Statements

                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                              3 Months    3 Months    9 Months    9 Months
                              Ended       Ended       Ended       Ended
                              Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                              1995        1994        1995        1994

Cash flow from operating
  activities:
Income (loss) from operations $    39,547($    23,408)$   135,419 $    26,918

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     27,474      34,104      91,181     105,785
 Provision for losses on
 accounts receivable and
 inventories                        4,500           0      13,500           0
 Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable           (153,217)    140,678     457,300     724,366
   Inventories                      1,869    (  2,178)   (  2,906)   ( 15,160)
   Prepaid expenses                10,458      32,900      21,764         214
   Other assets                         0           0           0      11,386
   Accounts payable              (136,523)   (155,745)   (917,906)   (851,311)
   Other current liabilities        7,700    ( 22,934)        468    ( 29,466)
   Deferred revenue                     0           0           0      18,849
                               __________  __________  __________  __________
 Net cash provided by (used in)
   operating activities          (198,192)      3,417    (201,180)   (  8,419)
                               __________  __________  __________  __________
Cash flow from investing
 activities:Capital expenditures (  4,807)   (  1,135)   ( 55,646)   ( 13,135)
            Common Stock            2,850           0       2,850           0
                               __________  __________  __________  __________
Net cash used in investing
 activities                      (  1,957)   (  1,135)   ( 52,796)   ( 13,135)

Cash flow from financing
 activities:Principal payments
 on borrowings                   ( 20,508)   ( 22,651)   ( 58,368)   ( 56,982)
                               __________  __________  __________  __________
Net cash (used in) financing
 activities                      ( 20,508)   ( 22,651)   ( 58,368)   ( 56,982)
                               __________  __________  __________  __________
Increase (Decrease) in cash      (220,657)   ( 20,369)   (312,344)   ( 78,536)

Cash at beginning of period       793,249     688,902     884,936     747,069
                               __________  __________  __________  __________
Cash at end of period             572,592     668,533     572,592     668,533
                               __________  __________  __________  __________

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        SEPTEMBER 30, 1995

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended September 30, 1995, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (4,984,630 in 1995 and 4,840,563 in 1994).

3.  No federal income tax was due or paid during the periods ending
 September 30, 1995, and 1994, due to available operating loss carry forwards.

4. The Company issued 285,000 shares of Common stock (valued at $0.01 per share) to Company officers as compensation.

5.  Long-term debt

     Long-term debt is summarized as follows:

                                   September 30, 1995     December 31, 1994

     Mortgage payable individual,
     secured by all assets of the
     Company, payable in monthly
     payments of $7,523, including
     interest at 10.5%, through
     July, 1997.                       $153,366                 $201,265

     Obligations under capital lease          0                   10,469
                                     __________               __________
                                        153,366                  211,734

     Current portion long-term debt    ( 78,806)                ( 83,037)
                                     __________               __________
                                         74,560                  128,697
                                     __________               __________


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED SEPTEMBER 30, 1995



Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position decreased $312,344 during the nine month period ended September 30, 1995. Accounts Payable decreased
$917,906 while accounts receivable decreased $457,300, resulting in a net decrease of $460,606 in cash. The majority of this net decrease took place in the third quarter, amounting to $289,740, of which accounts receivable increased $150,217 and accounts payable decreased $136,523, netting a decrease of $286,740. These are two main reasons for large fluctuations in cash balances during the year. At December 31, during the winter, large quantities of gas are purchased and sold, resulting in larger balances in the accounts receivable and accounts payable, as compared to September 30. Additionally, the timing of collections and payments cause cash balances to vary.
Inventories did not change materially and prepaid expenses decreased as costs were absorbed during this period. Net current assets increased $148,771, or 26%, for the nine month period and $84,261, or 13%, for the three month period ended September 30, 1995. Fixed assets increased $55,646, mainly as a result of vehicle purchases during the nine month period. Depreciation, and amorti-zation of $91,181 accounted for the increase in accumulated depreciation.
     Long-term debt decreased by $58,368 paid against principal during the nine month period. No additional long-term debt was incurred during this period. Deferred revenue remained unchanged as there were no funds withheld from limited partnerships for future plugging costs.
     Shareholders' equity increased $138,269 over the nine month period ended September 30, 1995. Of this increase, $135,419 was the net income for the period and $2,850 was the issuance of 285,000 shares of common stock as a stock bonus.

Material Changes and Results of Operations

     Earned revenues increased $386,848, or 13%, over the nine month period and $439,226, or 77%, over the three month period ended September 30, 1995, as compared to the same periods in 1994. The increases were in gas marketing of $272,321 and $411,503, and revenues from Company owned wells of $189,249 and $144,121 for the nine and three months respectively, offset by a decrease in well maintenance due to partnership closings. Other income increased $25,987 over the same nine month period in 1994 due mainly to increased interest on Company investments in 1995. Cost of earned revenues increased $285,467, or 11%, over the nine month period and $368,095, or 75%, over the three month period ended September 30, 1995, as compared to 1994. Of these increases, gas purchases increased $95,585 and $332,801 respectively. Cost of closed programs increased $78,120 and $14,294 respectively over the previous year. Selling, general and administrative expenses remained fairly constant for the two periods. Interest expense decreased due to the decrease in long-term debt.
Net income increased $108,501 and $62,955 for the nine and three month comparative periods. The major reason for the increase, especially in the third quarter, was the decreasing price of purchased gas.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
____________________________
     NOT APPLICABLE

ITEM 2.    CHANGES IN SECURITIES
________________________________
     The Company issued 285,000 shares of common stock. This increases the number of shares outstanding to 5,125,562.50 shares.

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