Form 10KSB
period 1995-12-30
VINEYARD OIL & GAS CO
filed 1996-04-15
CIK 777582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission File Number:
                                                            0-13871

VINEYARD OIL & GAS COMPANY

(Exact name of Registrant as specified in its Charter)

         PENNSYLVANIA                                     25-1349204
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

10299 West Main Road, North East, Pennsylvania            16428-0391
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (814) 725-8742

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, without par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts II or III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year:  4,394,565

As of March 31, 1996, there were 5,125,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of Vineyard oil & Gas Company (hereinafter referred to as Vineyard, Company, or Registrant) on that date is unknown. The
Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

Documents Incorporated By Reference

None.

TABLE OF CONTENTS

ITEM                                                                PAGE

PART I

 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .   5

 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   9

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .

PART II

 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
     STOCK-HOLDER MATTERS . . . . . . . . . . . . . . . . . . . . .   9

 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
     AND RESULTS OF OPERATION . . . . . . . . . . . . . . . . . . .  10

 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . .  12

 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . .  12

PART III

 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . .  12

10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .  14

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . .  15

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .  16

PART IV

13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  16

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  17

     INDEX OF FINANCIAL STATEMENTS AND SCHEDULES. . . . . . . . . .

     INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . .

PART I

ITEM 1.  BUSINESS

General Development of Business

Vineyard Oil & Gas Company, is a Pennsylvania corporation engaged in several facets of the oil and gas industry. Vineyard obtains leasehold interests in oil and gas, and then develops these leases for its own account, for certain limited and general partnerships (collectively, the "partnerships") which it organizes, or for other unrelated third parties. The vast majority of drilling activities conducted by the Company are in proven developmental areas. Besides leasing and drilling activities, Vineyard services and maintains its wells, partnership wells, and third party wells, as well as providing contract well related services to the industry in general. The Company also constructs, operates and maintains natural gas pipelines for itself, partnerships and third parties. With regard to the partnerships, Vineyard serves as General Partner or Operator for the partnerships, which involves the field work referred to in the preceding sentences, as well as accounting and tax work performed through its in-house accounting staff. In addition, Vineyard markets gas produced for its own account, for the account of its partnerships, and for the account of unrelated third-party producers to industrial and commercial end-users.

Vineyard was incorporated under the laws of Pennsylvania in November of 1978. Its principal executive office is at 10299 West Main Road, North East, Pennsylvania 16428, with a telephone number of (814) 725-8742. At present, Vineyard has no subsidiaries.

Further information concerning the industry segments of the Registrant can be found in Note F, Business Segment Information, in the notes to the financial statements dated December 31, 1995, included in this Form 10-KSB.




























NARRATIVE DESCRIPTION OF BUSINESS DURING FISCAL 1995

Exploration and Development Activities

Vineyard engaged in no exploration and development activities during fiscal 1995, and the Company does not foresee any exploration or development activities during fiscal 1996.

However, should market conditions change Vineyard will, to the extent of available exploration and development capital, focus on Medina prospects which demonstrate low risk infill, development and extension drilling.

Operation of Oil and Gas Wells

The Company operates approximately 168 gas wells and 97 oil wells on behalf of itself and Limited Partnerships of which it is also the General Partner, as well as operating approximately 45 wells for third parties. Such operations are primarily in New York and Pennsylvania.

Management of Investment Partnerships

As of March 31, 1996, the Company was the General Partner of 11 Limited Partnerships for which it maintained all books, records and annually provided appropriate tax information.

Revenue from Activities

The total revenue contributed by each of the various activities of the Company for the last two fiscal years is set forth in the Income Statement attached to this report.

Sources and Availability of Raw Materials

The Company possesses sufficient equipment to engage in all phases of drilling and completing wells other than the actual drilling, hydrofracturing, and some aspects of logging. These three (3) items must be subcontracted. The availability of these services, as well as tubular goods and other production equipment, can be a limiting factor to the Company's ability to drill wells. This was not a factor during fiscal 1995 due to the continued decrease in drilling activity in the Company's areas of operation. The current level of depressed prices for natural gas and oil, leads the Company to believe that there will not be a shortage of these materials during 1996. The Company is cognizant, however, that the oil and gas industry is subject to tremendous flux and a sudden increase in prices could result in shortages.

Seasonality of Business

The various segments of the Registrant's business are subject to seasonal changes. Drilling and well services, specifically drilling, historically has focused in the first three (3) months of the calendar year. This focus is the result of drilling programs closing near year-end. As no drilling programs were closed at the end of 1995, there has been no drilling in the first three (3) months of 1996. Revenues generated by the sale of natural gas are also seasonal, with more demand coming in the colder winter months when heating consumption is high. Vineyard has continued to stabilize its sales of natural gas by entering into contracts with individual industrial end-users to provide for a more level consumption of natural gas on a twelve (12) month basis.


Comments Concerning Liquidity and Capital Resources

Information concerning Vineyard's practices with respect to liquidity and capital resources is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Item 6.

Major Customers

See Related Parties Transactions and Business Segment Information, and Major Customers and Suppliers contained in Notes E and H to the Financial Statements dated December 31, 1995, included in this Form 10-KSB.

Competition

Vineyard's business activities in the exploration and development of natural gas wells, as well as gas marketing, are faced with competition from many similarly placed companies, as well as much larger companies and companies which are affiliates of major pipeline companies. The low price of natural gas has eliminated some competitors and has adversely affected many others, just as it has adversely affected Vineyard. The existence of other companies in the oil and gas business has not influenced the price of supplies, subcontract services, and equipment consumed by Vineyard. Vineyard does not deem its oil and gas operations to be a significant factor in the industry as a whole, but believes that they are significant in its immediate area of operations in Northwestern Pennsylvania.

Markets

Over 97% of Vineyard's gas production is serviced by two(2) major natural gas transportation companies. The vast majority of wells owned and operated by Vineyard are adjacent to the first (NFG) of the two (2) natural gas transmission companies. The second company (TCO) has only gathering lines near Vineyard's wells, which in turn delivers the gas to a third transmission company (Tenneco) to transport the gas back to itself, at an additional charge. Consequently, the Company is in an unequal bargaining position in contracting for price and volumes of natural gas to be purchased by natural gas pipeline companies.

Vineyard's bargaining position has been improved through the opening of end-user markets pursuant to rules and regulations promulgated by the Federal Energy Regulatory Commission and the Pennsylvania Public Utility Commission. These rules and regulations force the natural gas transmission companies to transport the Company's production to independent industrial or third party end-users. Although this transportation is done at a fee, it does allow the Company a choice of markets for its production.

The contracts that Vineyard has with the pipeline companies, (which are temporarily released) permit transportation of Vineyard's production to industrial end-users but allow the natural gas transmission companies the right to call the gas back when they need it. While the existence and availability of industrial end-users is benefiting the Company in regards to a higher price for productions, as well as the taking of higher volumes, said end-user market is dependent on the transmission companies. Lack of sales to end-users would cause a reduction in the price received by the Company for which the Company could sell on a day-to-day basis. The Company is confident that it possesses the contacts, knowledge, and information necessary to continue to market natural gas to end-users. The Company's ability to market to end-users is such that it is now marketing significant volumes of natural gas for third party producers of natural gas to industrial end-users for a fee payable to the Company.

Gas Marketing

Demand for the Company's gas depends on many factors beyond Vineyard's control, including the level of domestic production, foreign imports, the price of fuel oil, access to pipelines, seasonal demands for fuel (which historically peak during cold weather and decline during warmer weather) and government regulation. To help offset the impact of these factors, during the late 1980's the Company began to market its gas as well as that of other producers directly to end-users. This portion of Vineyard's business has grown to higher levels and has become a significant part of the Company's over-all business.


Pipelines

Vineyard Oil & Gas Company owns approximately 48 miles of pipelines that gather both its productions and that of other companies, to be transported to the major transmission companies and directly to end-users. The Company is in the process of expanding this gathering system to allow producers to consolidate compression and dehydration.


Environmental Regulation

Vineyard's drilling and well services are subject to existing laws and regulations designed to protect the environment. Compliance with said laws and regulations has decreased the efficiency of the Company's operations, but has not materially increased the cost of doing business. Environmental regulations are no more burdensome to Vineyard than to other similar oil and gas companies. Additional laws and regulations which could be passed or repealed at any time could result in a material increase or decrease in the cost of doing business.

Employees

On March 31, 1996, the Company had 15 full-time employees. None of Vineyard's employees are presently represented by a union for collective bargaining purposes.

ITEM 2.  PROPERTIES

Information Concerning Reserves, Production Wells, Acreage, Drilling Activities, and Real Estate are as follows:

Introduction

The Company believes that it has satisfactory title to its interests in developed oil and gas properties, all of which are located primarily in New York and Pennsylvania. Substantially all of the Company's assets in its proved developed reserves have been pledged to secure certain borrowings discussed in Item 6 herein. The Company's developed oil and gas properties are also subject to customary royalty interest generally contracted for in connection with the acquisition of the properties, burdens incident to operating agreements, current taxes, and easements and restrictions (collectively, "Burdens"). The Burdens are customary in the Company's industry and do not place the Company in a competitive disadvantage.

As is customary in the oil and gas industry in the case of undeveloped properties, little or no investigation of title is made at the time of acquisition (other than a preliminary review of local real estate records). However, investigations are generally made, and in virtually every case, a title opinion is obtained from local counsel before drilling operations begin.

The Company's headquarters in North East, Pennsylvania include an office complex, four unit apartment house, single family dwelling, repair shop, storage building and 19 acres of land zoned Industrial.

Definitions

The following words have the following definitions when used herein:

Gross Well or Gross Acre:               A gross well or gross acre is a
                                        well or acre in which an interest
                                        is owned.  The number of gross
                                        wells or acres is the total number
                                        of wells or acres in which an
                                        interest is owned.

Net Well or Net Acre:                   A net well or net acre is deemed to
                                        exist when the sum of fractional
                                        ownership interests in gross wells
                                        or net acres equals one.  The
                                        number of net wells or net acres is
                                        the sum of the fractional interests
                                        owned in gross wells or gross
                                        acres.

Proved Oil and Gas Reserves:            Proved oil and gas reserves are the
                                        estimated quantities of crude oil,
                                        natural gas, and natural gas
                                        liquids which geological and
                                        engineering data demonstrate with
                                        reasonable certainty to be
                                        recoverable in the future from
                                        known reservoirs under existing
                                        economic and operating conditions;
                                        i.e., prices and costs as of the
                                        date the estimate is made.  Prices
                                        include consideration of changes in
                                        existing prices provided only by
                                        contractual arrangements, but not
                                        of escalations based upon future
                                        conditions.

Proved Developed Oil and Gas Reserves:  Proved developed oil and gas reserves are reserves that can be
                                        expected to be recovered through
                                        existing wells with existing
                                        equipment and available operating
                                        methods.

Proved Undeveloped Reserves:            Proved undeveloped oil and gas
                                        reserves are reserves that are
                                        expected to be recovered from new
                                        wells on undrilled acreage, or from
                                        existing wells where a relatively
                                        major expenditure is required for
                                        recompletion.  Reserves on
                                        undrilled acreage are limited to
                                        those drilling units that offset
                                        productive units and that are
                                        reasonably certain of production
                                        when drilled.

Developed Acreage:                      Developed acreage is acreage that
                                        is spaced or assignable to
                                        productive wells or is acreage held
                                        by production which eventually
                                        could receive additional wells.

Undeveloped Acreage:                    Undeveloped acreage is acreage on
                                        which wells have not been drilled
                                        or completed to a point which would
                                        permit production of commercial
                                        quantities of oil and gas
                                        regardless of whether or not such
                                        acreage contains proved reserves.

Exploratory Well:                       A well drilled to find and produce
                                        oil or gas in an unproven area, to
                                        find a new reservoir in a field
                                        previously found to be productive
                                        of oil or gas in another reservoir,
                                        or to extend a known reservoir.

Development Well:                       A well drilled within the proved
                                        area of an oil or gas reservoir to
                                        the depth of stratigraphic horizon
                                        known to be productive.

Dry Well:                               A dry well is an exploratory or a
                                        development well found to be
                                        incapable of producing either oil
                                        or gas in sufficient quantities to
                                        justify completion as an oil or gas
                                        well.

Barrels (Bbls.):                        Equal to 42 U.S. gallons and
                                        represents the basic unit for
                                        measuring oil production.

Mcf: Equal to the volume of 1,000 cubic feet of natural gas under prescribed conditions of pressure and temperature and represents the basic unit for measuring natural gas.

Significant Properties

As of March 31, 1996, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves, including the Company's interest in reserves owned by 11 Partnerships.

Oil and Gas Reserve Information

See Proved Reserves Table included in Note J (unaudited) to the Financial Statements dated December 31, 1995, included in this Form 10-KSB.



Reserves Reported to Other Agencies

Vineyard does not file any estimates of total proved net oil or gas reserves with any other Federal authority or agency, other than the Securities and Exchange Commission on this Form 10-KSB.

Oil and Gas Production

The following table sets forth net quantities of oil and natural gas produced by Vineyard, including its proportional share in production of partnerships, for the fiscal years indicated. All production is from wells located in the United States. For further information see Note J to the Financial Statements dated December 31, 1995, included in this Form 10-KSB.

                                     1995                1994
GAS (mcfs)                        149,643             139,088
OIL (barrels)                       2,318               2,141

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.

                                     1995                1994
Average Annual Sales Price
per Unit of Gas (mcf)               $2.45               $2.68

Average Annual Sales Price
per Unit of Oil (barrel)           $16.99              $16.88

Equivalent Average Annual Production Cost

                                     1995                1994

Gas (per mcf)                       $1.46               $1.54
Oil (per barrel)                   $12.57              $14.26

Oil and Gas Wells

The following table sets forth information as of March 31, 1996, regarding the Company's productive oil and gas wells.

                              Gross Wells           Net Wells
Gas Wells                        166                   140
Oil Wells                         97                    79

(Two (2) of the gas wells listed above are combination wells producing oil and natural gas. Thirteen (13) of the oil wells are currently producing natural gas, as well as oil.)

Acreage

The following table sets forth information as of March 31, 1996, regarding the Company's developed and undeveloped oil and gas acreage.



LEASEHOLD ACREAGE
                                  Gross Acreage         Net Acreage
Developed Natural Gas Acreage       13,947.35             4,881.45
Undeveloped Natural Gas Acreage*        -0-                  -0-
Developed Oil Acreage                  520                  137.85
Undeveloped Oil Acreage                 25                   25

* The lack of drilling activity in the Company's area of operations has resulted in large amounts of undeveloped acreage being freed from the obligations of oil and gas leases. The Company currently has undrilled locations on acreage held for the benefit of the Company by production and is confident that it can acquire acreage in amounts in excess of its needs in the event of an up-turn in drilling activity.

Natural gas lease acreage typically costs the Company between $2.00 and $5.00 per acre in delayed rentals. No delay rentals are currently paid. The majority of the natural gas leases entered into by the Company are for a two (2) year period, and typically is a 7/8th interest. Oil acreage generally is burdened by additional third party royalty interest and generally a lease is being held by production on some part of that lease.

Drilling Activity

There has been no drilling activity in fiscal 1995 and 1994.

Present Activities

As of March 31, 1996, no wells were in the process of drilling.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings for the Company other than being party to several actions which arise in the normal course of the Company's business. In Management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse affect upon the financial position of the Company.

See Note G to the Financial Statements dated December 31, 1995, included in this Form 10-KSB.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1995.


PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Value of Common Stock

There is no established public trading market for Vineyard's common stock. Vineyard's common stock is traded privately on a sporadic basis principally in the Northwestern Pennsylvania market.

Number of Holders of Common Stock

As of March 31, 1996, the stock ledger of the Registrant indicated that there were 1,150 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 1995. The Board of Directors does not anticipate paying or declaring a dividend during fiscal 1996 or in the near future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company's results of operation for the year ended December 31, 1995, and its financial condition at December 31, 1995, are discussed in the following paragraphs and should be read in conjunction with the financial statements of the Company.

Business Overview

The year 1995 was again a difficult business climate for all energy related companies, particularly so for small independent producers and marketers such as Vineyard.

While the Company showed a net profit of $76,000 in 1995, up from 48,000 in 1994. The Company realized the recovery of a bad debt of $75,000 and the favorable settlement of a lawsuit which netted the Company $95,000.

The Company will aggressively analyze all facets of its operations and close those cost centers which are unable to function profitably.

General and administrative expenses will be reviewed for cost savings while in-house accounting procedures will be evaluated and made more efficient wherever possible. In December, 1995, management presented and the Board adopted a detailed business plan identifying company strengths, industry trends and growth projects for 1996 and beyond.

Gas Marketing and Transmission

The year 1995 as in years past, saw well-head prices too low to warrant significant investment capital for new drilling ventures.

Management, some time ago, identified this trend and has successfully moved Vineyard from an oil and gas producer to a gas marketer. This division has shown continued significant improvement and has gradually become the major focus of the Company now and for the immediate future.

Gas Transmission

Vineyard currently owns and operates 48 miles of gathering lines and is actively pursuing, as a member of a limited liability company, the acquisition and restoration of additional 300 miles of pipelines.

The proposed agreement would facilitate the gathering of gas from isolated production fields to interstate and intrastate pipelines and allow the Company to market gas to third parties and end users. Vineyard expects this segment of its operations to expand and become a major part of its business plan.

Comparative Results of Operations

The total revenues for 1995 increased $385,041 over total revenues in 1994. The major reasons were an increase of $242,366 in gas marketing revenues, proceeds from a settlement of $95,341, and recovery of a bad debt previously written off of $75,000.

Drilling and well service revenue decreased $86,183, or 27%, from 1994.
The principal reason was that a lesser amount of well tending was done for outside parties. Partnerships were closed during the year 1994, but were not available for well tending revenue for the entire year 1995. There was no drilling in 1995 or 1994. The lack of incentive for the Company to drill wells is the same for many independent oil and gas producers with respect to locating financing. Investor uncertainty regarding future prices of oil and gas is fundamental to any company's ability to attract investment capital.

Production and royalty revenue increased $94,217, or 28% over 1994. The increase was the result of the Company's recovering 100% of the revenues from programs closed in 1994 for the entire year 1995. This increase offsets the decrease in well service income due to the closing of these programs.

Equipment rental decreased $49,811 from the 1994 revenues of $224,449. Equipment and trucking revenues were responsible for $55,854 of the decrease.

Other revenues increased by $14,111 of which $9,569 was due to gain on sale of assets.

The cost of earned revenues increased by $298,550, or 8%, over 1994. Of this amount, $246,690 was the result of increased gas purchases, and $76,081 was an increase in production costs. There was an offsetting $30,148 decrease in depreciation and amortization due to assets becoming fully depreciated without substantial asset replacement.

General and administrative expenses increased $59,522 in 1995. Of this total, capital stock tax expense increased $17,236; legal fees, $9,523; and bad debt expense, $20,147.

Interest expense decreased $2,671 for the year due to decreasing indebtedness during the year. The Company did not add any long term indebtedness in 1995.

Liquidity and Capital Resources

The liquidity of Vineyard Oil and Gas Company is dependent primarily on gas marketing sales, revenues from well services, and sale of existing production.

The continuing soft market for both oil and gas has adversely impacted the Company's ability to attract outside investment capital. Until gas and oil prices increase, the Company will direct its attention to increased activity in gas marketing and equipment rental and service.

The Company is continuing to review the various cost centers in an effort to control and reduce costs where possible. The Company is continuing to analyze all partnership programs in an effort to determine which are not economic to maintain. The Company will, to the extent of the available funds, recover monies it has lent to various partnerships.

Net income increased $27,868 over 1994 due to proceeds from a settlement of $95,341 and recovery of a bad debt of $75,000, off set by an operating loss of $93,687. The operating loss was due to decreased net revenues from marketing, well maintenance and equipment rental, and an increase in operating and general and administrative costs.

Net current assets increased $72,027 over the one year period ended December 31, 1995. The increase was mainly in accounts receivable/accounts payable area, with the 1995 net receivables increasing by $76,350. Other current assets remained fairly constant.

The Company had miscellaneous asset purchases in 1995 of $104,228.

Cash restricted for well plugging decreased $20,255. There was no partnership contribution to well plugging in 1995. The decrease was the net effect of interest earned during the year, offset by net borrowings by the Company, which are being repaid with an increment for interest.

Long term debt decreased $73525 from 1994 for principal payments made during the year. There was no new debt added in 1995.

Deferred revenue increased $10,859 in 1995, the amount of interest earned by cash restricted for well plugging. There were no partnership contributions to the account in 1995.

Cash provided by operations decreased by $156,586 in 1995. Cash collections on accounts receivable after payment of accounts payable decreased $87,775 in 1995. Non-cash revenue in operating income increased in 1995 by $39,875. Purchases of equipment less proceeds from sales of equipment used $83,428 of cash and debt repayment used an additional $76,695 resulting in a decrease in cash for 1995 of $65,133.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this is submitted in a separate section of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Gorzynski, Felix and Gloekler, P.C., was retained by the Company for the 1995 audit. There were no disagreements with the auditors on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures for the years ended December 31, 1995, and1994.


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers, and Nominees as of March 31, 1996.

Name                Age

James J. Concilla   58   Board Chairman, President, Director and a member
                         of the Executive Committee. Mr. Concilla has a Bachelors of Science degree from Edinboro
                         University and a Masters degree in Mathematics from the state of Pennsylvania. Mr. Concilla has been an employee, director, and officer of the Company since its organization in 1978.

Charles L. Valone   64   A director and member of the Wage and Bonus
                         Committee. Mr. Valone has been a director of the Company since its founding. Mr. Valone has owned and operated vineyards in North East, Pennsylvania since 1948. These operations are unrelated to the Company.

Jeffery L. Buchholz 49   Secretary, Treasurer, director, and a member of
                         the Executive Committee.  Mr. Buchholz holds a
                         Bachelors degree in Business Administration from Lambuth College, Jackson, Tennessee, and a Masters degree in Education from Georgia Southern
                         University, Statesboro, Georgia. Mr.Buchholz, a director since 1989, and the Secretary/Treasurer since 1990, has been a teacher and Union Officer in the Ripley, New York school system since 1970.

Stephen B. Millis   38   Vice-President, director and a member of the
                         Executive Committee. Mr. Millis holds a Bachelor of Arts degree from Gannon University. Mr.
                         Millis, an employee since 1982, was elected Vice-
                         President and a director in 1992.

Kathy Metzgar Lang  34   Mrs. Lang was elected as a director in 1993.  Mrs.
                         Lang is a member of the Audit Committee.  Mrs.
                         Lang holds a Bachelor of Science degree and a Master of Education degree from Penn State
                         University.  Mrs. Lang has been the Marketing
                         Manager for North Penn Pipe and Supply, Inc. since
                         1984. North Penn Pipe and Supply, Inc. is unrelated to the Company.

James J. MacFarlane 34   Mr. MacFarlane was elected a director in 1993.
                         Mr. MacFarlane is a member of the Wage/Bonus
                         Committee.  Mr. MacFarlane holds a Bachelor of
                         Science degree from the University of Pittsburgh.
                         Mr. MacFarlane has been a Consulting Geologist/
                         Engineer with MacTech Mineral Management, Inc.,
                         Bradford, Pennsylvania since 1987.  MacTech
                         Mineral Management, Inc. is unrelated to the Company.

Paul Hakel          41   A director and member of the Audit and the Wage/
                         Bonus Committees.  A director since 1991, Mr.
                         Hakel holds a Bachelors degree from Notre Dame
                         University and a Masters degree from Gannon
                         University. Mr. Hakel has been a stockbroker with the Erie, Pennsylvania branch of PaineWebber since
                         1981.


Current Officers          Title/Office        Year in Which  Term to Expire
                                                Service as     at Annual
                                              Director Began   Meeting in

James J. Concilla   Board Chairman/President      1978             1996
Jeffery L. Buchholz Director/Secretary/Treasurer  1989             1996
Charles L. Valone   Director                      1978             1998
Stephen B. Millis   Director/Vice-President       1992             1997
Kathy M. Lang       Director                      1993             1998
James J. MacFarlane Director                      1993             1998
Paul Hakel          Director                      1991             1997


March 31, 1996 Board Committees and Members

Executive                    Audit                      Wage/Bonus

James J. Concilla       Kathy M. Lang                 Charles L. Valone
Jeffery L. Buchholz     Paul Hakel                    Paul Hakel
Stephen B. Millis       Charles L. Valone             James J. MacFarlane



ITEM 10.  EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain information concerning the compensation paid during fiscal 1995 by the Company to each of the

Company's executive officers.


                         Summary Compensation Table

Name and Principal Position   Base Salary   Commissions   Bonus    Other

James J. Concilla
Chairman and Chief Executive
Officer                        $47340.80     $36564.02   $937(a)   $3700(b)

Stephen B. Millis
Vice-President                 $36940.80     $35162.95  $1125(a)   $3000(b)

Jeffery L. Buchholz
Secretary/Treasurer         $1619($12.10/hr.)    -0-      $75(a) See item c

(a) Stock bonus of 150,000, 125,000 and 10,000 shares of Vineyard common stock were awarded to Messrs. Millis, Concilla and Buchholz, respectively in fiscal 1995. The estimated fair market value per share of Vineyard common stock at the time of the award was calculated at $.0075.

(b) In April, 1995, the Board of Directors established a life insurance plan for Mr. Concilla and Mr. Millis, contributing $3700 and $3000 respectively.

(c) The Company provides Mr. Buchholz, a part-time employee, with personal automobile labor maintenance.

No officer received any other non-cash compensation during the year ending December 31, 1995, other than health insurance, which all full-time employees of the Company are entitled to receive.

Executive Officer Severance Package

In the event Chief Executive Officer Concilla and/or Vice-President Millis is/are terminated because of reorganization, merger, consolidation, liquidation and without cause, the acquisitioning employer shall pay to the employee 1.5 times the employee's combined wage and benefit package averaged for the five years immediately prior to the change of control or if employee is retained by the acquisitioning employer the amount shall not be less, but could exceed the average of five years should the wage and benefit package have increased upon acquisition or anytime thereafter. In the event that the corporation files for bankruptcy or receivership or someone else files for bankruptcy and the filing is not a result of said employee's negligence, neglect or poor business planning and practices, then the employee would become a liability of the corporation and would automatically be placed on the creditor list. The amount payable under this section shall be paid in one lump sum within thirty (30) days of the date that the employee's employment is terminated.

There are no other written employment contracts for executive officers. No stock options were awarded to any directors, executive officers or other employees of the Company during fiscal 1995.

Directors

Directors are paid $150 for each meeting of the Board of Directors at which the director is present. In addition, directors attending Wage/Bonus and/or Audit Committee meetings are also each paid $150.00 per meeting. There is no compensation for directors attending executive committee meetings.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of March 31, 1996, concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.


Name and Address               Number of Shares (1)     Percentage of Class

James J. Concilla                  302,136.25                 6.0%
20 Blaine Street
North East, PA  16428

Charles L. Valone                  142,000                    2.8%
11217 Old Lake Road
North East, PA  16428

Stephen B. Millis                  221,650                    4.4%
11370 Martin Road
North East, PA  16428

Jeffery L. Buchholz                 62,375.5                  1.2%
149 Orchard Beach Park
North East, PA  16428

All Officers and Directors
as a group (4 individuals)         728,161.75                14.4%

Directors Hakel, MacFarlane and Lang are not shareholders.

(1) All shares are beneficially owned, and the sole investment and voting power is held, by the persons named. Includes shares which may be owned beneficially by the wives and/or minor children and/or trusts for the benefit of the minor children of the persons names, as to which beneficial interest is disclaimed.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1), (2), and (3) The response to this portion of Item 13 is submitted as a separate section of this Report.

(b)  Reports on Form 8-K filed in the fourth quarter 1995:  None.

(c)  Other reports on Form 8-K:  None.

(d) Exhibits - The response to this portion of Item 13 is submitted as a separate section of this Report.






































SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINEYARD OIL & GAS COMPANY



/s/ James J. Concilla     Chairman, Board of Directors,  __________________
JAMES J. CONCILLA         President



/s/ Jeffery L. Buchholz   Secretary/Treasurer, Director  __________________
JEFFERY L. BUCHHOLZ



/s/ Charles L. Valone     Director                       __________________
CHARLES L. VALONE



/s/ Stephen B. Millis     Vice-President, Director       __________________
STEPHEN B. MILLIS



/s/ Paul R. Hakel         Director                       __________________
PAUL R. HAKEL



/s/ James J. MacFarlane   Director                       __________________
JAMES J. MACFARLANE



/s/ Kathy Metzgar Lang    Director                       __________________
KATHY METZGAR LANG

                        FORM 10-KSB ITEM 7
                  VINEYARD OIL AND GAS COMPANY
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




1.  Balance Sheet - December 31, 1995

2.  Income Statements - Years Ended December 31, 1995 and 1994

3.  Statements of Shareholders' Equity - Years Ended December 31, 1995 and 1994

4.  Statements of Cash Flows - Years Ended December 31, 1995 and 1994

5.  Notes to Financial Statements - December 31, 1995





































                   Independent Auditors' Report


Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania


 We have audited the accompanying balance sheet of Vineyard Oil and Gas Company as of December 31, 1995, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to provide reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes an assessment of the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                              Gorzynski, Felix and Gloekler, P.C.



March 22, 1996
North East, Pennsylvania

                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 1995


ASSETS
 Current Assets
   Cash                                                        $  521,160
   Accounts receivable, less allowance for
    doubtful accounts of $78,500                                1,659,385
   Inventories (Note A)                                           222,408
   Prepaid expenses                                                33,506

     Total current assets                                      $2,436,459

 Property, Plant and Equipment (Note A)
   Land and land improvements                                   $ 193,680
   Building and improvements                                      257,165
   Oil and gas properties and transmission
    equipment                                                   6,945,833
   Drilling and other equipment                                 1,163,047

                                                               $8,559,725
   Less: accumulated depletion, depreciation and
         amortization                                         ( 7,914,048)

                                                               $  645,677

 Other Assets
   Cash restricted for well plugging (Note A)                  $  342,285
   Other noncurrent assets                                          4,392

                                                               $  346,677



                                                               $3,428,813










[FN]
See notes to financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable
     Trade                                                     $1,494,204
     Limited partnerships                                          93,745
   Bank overdraft                                                  43,642
   Accrued expenses                                                74,398
   Current portion of long-term debt (Note B)                      79,867

     Total current liabilities                                 $1,785,856

 Long-Term Debt (Note B)                                       $   55,172

 Deferred Revenue (Note A)                                     $  365,129

 Commitments and Contingencies (Note G)                        $   --

 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,125,563 shares
    at December 31, 1995, at stated value of $.05              $  256,278
   Additional paid-in capital                                   4,935,430

                                                               $5,191,708

 Retained Earnings (Deficit)                                  ( 3,744,132)

                                                               $1,447,576
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)

                                                               $1,222,656


                                                               $3,428,813


                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 1995 and 1994

                                                      1995        1994
Earned Revenues
 Gas marketing                                     $3,346,538  $3,104,172
 Well services                                        236,412     322,595
 Production and royalties                             427,459     333,242
 Equipment rental and service income                  174,638     224,449

                                                   $4,185,047  $3,984,458
 Proceeds from settlement                              95,341      --
 Recovery of bad debt                                  75,000      --
 Other income                                          39,177      25,066

                                                   $4,394,565  $4,009,524

Costs and Expenses
 Direct costs of earned revenues
   Gas marketing                                   $3,095,805  $2,849,115
   Well services                                      361,702     361,768
   Production                                         205,881     129,800
   Equipment expenses                                  45,844      39,851
   Depreciation and amortization                      117,079     147,227

                                                   $3,826,311  $3,527,761

 General and administrative                           452,960     393,438
 Depreciation                                          15,957      14,185
 Interest                                              22,683      25,354

                                                   $4,317,911  $3,960,738

Net Income Before Income Taxes                     $   76,654  $   48,786

Income Taxes (Note D)                                  --          --

Net Income                                         $   76,654  $   48,786

Income Per Common Share                            $     .015  $     .010






[FN]
See notes to financial statements.







                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 1995 and 1994

                                               Capital in  Retained
                                      Common   Excess of   Earnings   Treasury
                                      Stock    Par Value   (Deficit)   Stock
Balance at January 1, 1994           $321,572  $4,867,999($3,869,572)($224,920)

Net Income For the Year                 --         --         48,786     --

Balance at December 31, 1994         $321,572  $4,867,999($3,820,786)($224,920)

Net Income For the Year                 --         --         76,654     --

Reclassify Shares Cancelled         (  79,544)     79,544     --         --

Stock Bonus Issued                     14,250  (   12,113)    --         --

Balance at December 31, 1995         $256,278  $4,935,430($3,744,132)($224,920)


























[FN]
See notes to financial statements.



                   VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 1995 and 1994

                                                        1995       1994
Operating Activities
 Net income                                           $ 76,654   $ 48,786
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion, depreciation and
    amortization                                       133,036    161,412
   Provision for losses on accounts
    receivable                                       (  83,384) (  53,078)
   Gain on sale of property                          (   9,569)     --
   Issuance of stock bonus                               2,136      --
 Changes in operating assets and
  liabilities providing (using) cash:
   Accounts receivable                               ( 306,803)    63,557
   Inventories                                       (   3,367) (  17,520)
   Prepaid expenses                                      8,411     29,360
   Other noncurrent assets                           (   4,392)    11,386
   Accounts payable                                    270,195  (  25,300)
   Accrued expenses                                      1,214     14,124
   Deferred revenue                                     10,859     18,849

   Net cash provided by operating
    activities                                        $ 94,990   $251,576

Investing Activities
 Purchases of property, plant and
  equipment                                          ($104,228) ($ 34,235)
 Proceeds from sale of property                         20,800      --

   Net cash (used in) investing activities           ($ 83,428) ($ 34,235)

Financing Activities
 Principal payments on borrowings                    ($ 66,226) ($ 62,189)
 Payments on capital leases                          (  10,469) (  17,285)

   Net cash (used in) financing activities           ($ 76,695) ($ 79,474)

Increase (Decrease) in Cash                          ($ 65,133)  $137,867

Cash at Beginning of Year                              884,936    747,069

Cash at End of Year (Note C)                          $819,803   $884,936

[FN]
See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                  Notes to Financial Statements
                        December 31, 1995


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations - Vineyard Oil and Gas Company is a producer and marketer of its own oil and natural gas and gas produced by others. It also transports natural gas and performs well maintenance, service, construction, trucking and other jobs related to the oil and gas industry. Its principal markets are industrial end-users, third party producers and utility companies located mostly in Pennsylvania and New York.

    Restricted Cash - Restricted cash consists of cash collected from limited partnerships, which is held in escrow in separate bank accounts, and a certificate of deposit required by the state to be maintained to offset future plugging costs. Since these funds will be restricted for a period of more than one year, the assets and any deferred revenue related thereto have been classified as noncurrent items. (See Deferred Revenue).

    Inventories - Inventories are stated at the lower of cost
(first-in, first-out method) or market. Inventory consists of parts and piping utilized in the Company's oil and gas operations.

    Development Costs of Oil and Gas Properties - The Company follows the successful efforts method of accounting for its oil and gas producing activities as prescribed by FASB Statement No. 19. Under this method, all costs of production equipment, properties and wells are capitalized and depleted on the units of production method based on the estimated recoverable oil and gas reserves. Costs of acquiring undeveloped oil and gas leasehold acreage are capitalized. Geological expenses are charged against income as incurred.

    For income tax purposes, tangible costs are depreciated using accelerated tax methods and intangible costs are expensed when incurred.

    Property, Plant and Equipment - Property, plant and equipment is stated on the basis of cost. Expenditures for major additions or betterments are capitalized. Maintenance and repairs are charged to expense as incurred. Differences between amounts received and net carrying value of assets retired or disposed of are included in the income statement. Depreciation of assets is computed by the straight-line method for financial reporting purposes at rates sufficient to amortize the costs over their estimated useful lives and by accelerated methods for income tax purposes.



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Investments in Limited Partnerships - The Company accounts for its investments in limited partnerships under the proportional consolidation method, which recognizes its share of earnings or losses after the date of acquisition.

    Deferred Revenue - The Company, as general partner, is withholding from quarterly partnership distributions an estimated fee for future well plugging charges. The plugging fees are recorded as a deferred cost until the actual plugging costs have been incurred by the partnerships. The Company holds in escrow cash collected from the partnerships, plus earnings thereon, designated to cover these future costs. Future collections are contingent upon future revenue distributions and therefore are currently indeterminable.

    Income Taxes - The Company provides for taxes based on income as reported in the income statement. Deferred income taxes are provided on certain income and expenses which are recognized in different periods for tax and financial reporting purposes.

    During 1994, the Company adopted FASB Statement 109, on accounting for income taxes. The adoption had no effect on pretax income from continuing operations for 1994.

    Earnings Per Share - Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,054,313 in 1995 and 4,840,563 in 1994).

    The following schedule summarizes the changes in the number of shares of capital stock:

                                                               Common
                                                               Stock

    Balance at January 1, 1994                               6,431,436
    Cancellation of shares                                  (1,590,873)

    Balance at December 31, 1994                             4,840,563
    Issuance of shares                                         285,000

    Balance at December 31, 1995                             5,125,563

    Other - Certain reclassifications were made to the prior year's financial statements to conform to current presentations.
During 1994, 1,590,873 shares of treasury stock purchased by the Company in 1993 were cancelled.

    Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.



NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    At December 31, 1995, the carrying amount of the Company's deposits was $506,781 and the bank balance was $579,450. Of the bank balance, $230,931 was covered by federal depository insurance. The Company also maintains a $313,022 balance in a short-term government bond fund. This balance is not insured. (See Note C.)

    Credit risk with respect to trade accounts receivable is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many different industries.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - LONG-TERM DEBT

    Long-term debt is summarized as follows:

    Mortgage payable, individual, secured by
     all assets of the Company, payable in
     monthly payments of $7,523, including
     interest at 10.5%, through July, 1997.                     $135,039

    Current portion of long-term debt                          (  79,867)

    Long-term debt                                              $ 55,172

    The aggregate maturities of long-term debt of the mortgage obligation for the five years subsequent to December 31, 1995 are as follows:

              1996                                 $ 79,867
              1997                                   55,172
              1998                                    --
              1999                                    --
              2000                                    --

                                                   $135,039







NOTE C - CASH FLOW INFORMATION

    For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short-term investments with original maturities of three months or less.

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:
                                                         1995       1994
    Cash paid during the year for:
      Interest                                         $22,683    $25,354
      Income taxes                                       --         --

    Cash consists of the following at the end of each year presented:

                                                        1995       1994

    Cash in bank                                      $506,781   $550,248
    Short-term investment                              313,022    334,688

                                                      $819,803   $884,936

    Cash is classified as follows for financial statement reporting purposes:

                                                        1995       1994

    Unrestricted cash                                 $521,160   $522,396
    Bank overdraft                                   (  43,642)     --
    Cash restricted for well plugging                  342,285    362,540

                                                      $819,803   $884,936

NOTE D - INCOME TAXES

    The taxes on pretax income are reconciled with income tax expense as follows:

                                                        1995       1994
    Expected tax on pretax income from
     continuing operations at statutory
     rate of 34%                                       $26,062    $16,587

    Tax (benefit) expense of excess
     financial basis depreciation                     ( 15,284)  ( 16,587)




NOTE D - INCOME TAXES (CONTINUED)
                                                        1995       1994
    Tax (benefit) expense of net operating
     loss carryover                                   ($14,858)   $  --

    Tax (benefit) expense of non-
     deductible allowance for bad debts                  4,080       --

    Income tax expense                                 $  --      $  --

    Amounts for deferred tax assets and liabilities are as
follows:
                                                      1995        1994
    Deferred tax liability                         $   --      $   --

    Deferred tax asset                             $2,025,146  $2,027,026
    Valuation allowance                           ( 2,025,146)( 2,027,026)

                                                   $   --      $   --

[FN]
    The net change in the valuation allowance was $1,880 between 1995 and 1994.

    The following temporary differences gave rise to the deferred tax asset at December 31, 1995 and 1994:
                                                      1995        1994
    Excess of financial accounting over
     tax depreciation                              $   15,284  $   17,164

    Tax credit carryforward                           549,156     549,156

    Net operating loss carryforward                 1,460,706   1,460,706

                                                   $2,025,146  $2,027,026

    The Company has available at December 31, 1995, unused investment credits and operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                    Unused
                Year of           Investment          Unused Operating
              Expiration            Credits           Loss Carryforward

                 1998              $ 87,666              $   --
                 1999               183,968                  --
                 2000               226,056                  --
                 2001                51,466                 130,980


NOTE D - INCOME TAXES (CONTINUED)

                                   Unused
                Year of          Investment       Unused Operating
              Expiration           Credits        Loss Carryforward

                 2002              $  --             $  867,597
                 2003                 --              1,544,234
                 2004                 --              1,593,565
                 2005                 --                 --
                 2006                 --                102,646
                 2007                 --                  5,592
                 2008                 --                 51,581

                                   $549,156          $4,296,195


NOTE E - RELATED PARTY TRANSACTIONS

    The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

    Transactions and balances for the years ended December 31,
1995 and 1994 are as follows:
                                                       1995        1994
    Drilling and well services
     revenue                                         $104,097    $161,978

    Production and royalties revenue                  308,026     274,933

    Gas marketing revenue                              20,162      23,654

                                                     $432,285    $460,565

    Accounts receivable                              $  1,953    $  3,521

    Accounts payable                                 $ 93,745    $107,410

NOTE F - BUSINESS SEGMENT INFORMATION

    The Company's business segments are gas marketing, well services and equipment rental and oil and gas production. The Company's gas marketing operation involves purchasing gas from local producers and interstate pipeline sources, as well as marketing gas from the Company's managed limited partnerships, and reselling that gas to industrial gas users through transportation arrangements on intrastate and interstate pipeline systems.




NOTE F - BUSINESS SEGMENT INFORMATION (CONTINUED)

    In the well services and equipment rental operation, the Company rents well service equipment (e.g. for use in water hauling, pipeline installation, and welding) and provides workover and well tending services for producing wells.

    The Company's well services are performed principally for limited partnerships of which the Company is the general partner.

    Revenues from oil and gas production operations are primarily derived from working and royalty interests in the sale of oil and gas production and for the transmission of such production.
                                                      1995        1994
    Revenues:
      Gas marketing                                $3,346,538  $3,104,172
      Well services and equipment
       rental                                         411,050     547,044
      Oil and gas production -
       unaffiliated customers                         427,459     333,242

                                                   $4,185,047  $3,984,458
      General corporate                               209,518      25,066

                                                   $4,394,565  $4,009,524

    Income (loss) before
     income taxes:
      Gas marketing                                $  250,733  $  255,057
      Well services and equipment
       rental                                     (    74,528)      42,294
      Oil and gas production                          182,531     159,346

                                                   $  358,736  $  456,697
      General corporate                           (   282,082)(   407,911)

                                                   $   76,654  $   48,786

    Identifiable assets:
      Gas marketing                                $  362,733  $  299,444
      Well services and equipment
       rental                                         480,034     425,045
      Oil and gas production                        2,287,934   2,078,336

                                                   $3,130,701  $2,802,825
      General corporate                               298,112     297,983

                                                   $3,428,813  $3,100,808

    Capital spending:
      Gas marketing                                $   --      $   --
      Well services and equipment
       rental                                         104,228      16,005
      Oil and gas production                           --          18,230

                                                   $  104,228  $   34,235
      General corporate                                --          --

                                                   $  104,228  $   34,235

    Depletion, depreciation and
     amortization:
      Gas marketing                                $   --      $   --
      Well services and equipment
       rental                                          78,032     103,131
      Oil and gas production                           39,047      44,096

                                                   $  117,079  $  147,227
      General corporate                                15,957      14,185

                                                   $  133,036  $  161,412

NOTE G - COMMITMENTS AND CONTINGENCIES

    During 1994, sixteen limited partnerships in which the Company was the general partner closed and their assets reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs. (See Note A). Upon closing of the partnerships, the Company will now assume all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 1995, the wells transferred to the Company from these partnerships continued to produce oil and gas. Also, as of December 31, 1995 the Company owned 216 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

    Under current promulgated regulations of the Pennsylvania
Department of Environmental Resources, Oil and Gas Division, to the extent that the mechanical integrity of the wells is sound, non-producing wells can receive a permit to be placed on inactive status for an indefinite period of time and not be plugged. Also, wells that fail to produce enough gas to feed transportation lines will still produce some gas; at that time, instead of being plugged, the wells would be available to be turned over to landowners, who could use gas produced for personal home utilities.



NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lastly, future explorations may discover formations deeper than those existing, and non-producing wells may be deepened to access them. For these reasons, no well-plugging liability relating to gas wells owned directly by the Company, or in which the Company has an interest as a general partner, has been recorded as of December 31, 1995.

    The Company is also a party to several actions which arise in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.


NOTE H - MAJOR CUSTOMERS AND SUPPLIERS

    The Company makes a substantial portion of its gas marketing sales to two customers. During 1995 and 1994, sales to those customers aggregated approximately $907,000 (22%) and $1,063,000 (27%), respectively. At December 31, 1995 and 1994, amounts due from those customers included in trade accounts receivable were approximately $149,000 and $123,000, respectively.

    During 1995 and 1994, the Company purchased approximately
$2,818,000 (91%) and $1,368,000 (48%), respectively, of gas for resale from four suppliers. At December 31, 1995 and 1994, amounts due to those suppliers included in accounts payable were approximately $494,000 and $458,000, respectively.


NOTE I - OTHER INCOME

    In 1995, the Company received a settlement of $95,341 which consisted of a disputed receivable from a utility.

    Also, in early 1996, the Company received payment of another receivable which had previously been written off. Due to this item's subsequent receipt, the amount of prior year's bad debt provision was restored and considered to be collectible at December 31, 1995.


NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)

    In November 1982, the Financial Accounting Standards Board issued Statement No. 69, "Disclosures About Oil and Gas Producing Activities". This Statement establishes a standardized comprehensive set of supplemental unaudited disclosures for oil and gas exploration and production activities which are included in the schedules that follow.



NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

    Proved Reserves - The following schedule presents estimates of proved oil and natural gas reserves attributable to the Company, all of which are located in the United States. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved-developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. All proved reserves are developed. Reserves are stated in barrels of oil and thousands of cubic feet of natural gas.

                                                     Gas (MCF)  Oil (BBL)
Proved reserves at December 31, 1993                   631,799     4,275

Production                                          (  139,088)   (2,141)
Revisions in previous quantity estimates               556,105     4,564

Proved reserves at December 31, 1994                 1,048,816     6,698

Production                                          (  149,643)   (2,318)
Revisions in previous quantity estimates                72,221     1,971

Proved reserves at December 31, 1995                   971,394     6,351

    The 1994 increases in previous quantity estimates are due primarily to the Company's increase in ownership to 100% of wells previously assets of limited partnerships which closed. (See Note H.)

    Capitalized Costs - The Company's net investment in oil and gas producing properties, excluding transmission equipment, at December 31, 1995 and 1994 is as follows:

                                                      1995        1994
    Proved oil and gas properties                  $5,740,913  $5,740,913
    Accumulated depletion, depreciation
     and amortization                             ( 5,555,099)( 5,516,575)

                                                   $  185,814  $  224,338

    Costs Incurred in Oil and Gas Property Acquisitions,
Exploration and Development Activities - There were no costs incurred in oil and gas property acquisitions, exploration and development activities for the years ended December 31, 1995 and 1994.



NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

    Results of Operations for Oil and Gas Producing Activities -
The following summarizes the "Results of Operations for Producing
Activities" as defined by FASB 69, for the years ended December 31,
1995 and 1994.  As required, income taxes are included in the results, but were computed under FASB guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.
                                                        1995       1994
    Revenues                                          $874,719   $741,882

    Less:
      Production costs                                $384,976   $257,037
      Depletion, depreciation
       and amortization                                 93,663    117,782

                                                      $478,639   $374,819

                                                      $396,080   $367,063
    Income taxes                                         --         --

    Results of operations from
     oil and gas producing
     activities before corporate
     overhead and interest costs                      $396,080   $367,063

    Geological and engineering estimates of proved oil and natural gas reserves at any one point in time are highly interpretive, inherently imprecise, and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise than other estimates presented in connection with financial statement disclosures.

    Standardized Measure of Discounted Future Net Cash Flows - The following schedule presents estimates of the standardized measure of discounted future net cash flows from the Company's proved reserves. Estimated future cash flows are determined using year-end prices adjusted only for fixed and determinable increases for natural gas provided by contractual agreement. Estimated future production and development costs are based on economic conditions at year end. Future federal income taxes are computed by applying the applicable statutory federal income tax rates under the Revenue Reconciliation Act of 1994 to the differences between the future pretax net cash flows and the tax basis of proved oil and gas properties. Future net cash flows from oil and gas production have been discounted at ten percent as required by the FASB. Therefore, all properties are discounted at the same rate regardless of the attendant risk. The assumptions used to compute the standardized measure are, therefore, those required by the FASB and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth.

NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

    Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at the respective year end, it should be emphasized that such conditions continually change, as evidenced by the fluctuations in natural gas and crude oil prices during the last several years.  Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves, or in estimating future results of operations.
                                                      1995        1994
    Future cash inflows                            $2,605,000  $3,106,000
    Future production costs                       ( 1,407,000)( 1,584,000)
    Future income tax expense                          --          --

    Future after-tax net cash
     flows                                         $1,198,000  $1,522,000
    10% annual discount                           (   559,000)(   646,000)

    Standardized measure of
     discounted future net
     cash flows                                    $  639,000  $  876,000

    Changes in Standardized Measure of Discounted Future Net Cash
Flows-FASB 69 requires a reconciliation which displays the
principal sources of changes in the standardized measure of
discounted future net cash flows during the year.  The Company believes that such a reconciliation may suggest a degree of
accuracy that is inappropriate in light of the subjectivity and imprecision of the underlying reserve estimates.  The Company cautions users not to infer an unwarranted degree of reliance on the amounts and the reasons for the changes in those standardized measures.
                                                        1995        1994
    Beginning of year                                $876,000  $  573,000

    Changes resulting from:
      Sales of production                           ($875,000)($  742,000)
      Net change in prices
       relating to future
       production                                   ( 607,000)(   115,000)
      Extensions and discoveries                        --         --
      Revisions in previous
       quantity estimates                             218,000   1,662,000
      Accretion of discount                            65,000      36,000
      Net change in income taxes                        --         --
      Other                                           962,000 (   538,000)

      Net increase                                  ($237,000) $  303,000

    End of year                                      $639,000  $  876,000



FORM 10-KSB ITEM 13
VINEYARD OIL AND GAS COMPANY
EXHIBITS

Exhibit Number                       Document

    11                  Computation of earnings per share

    27                  Financial data schedule

EXHIBIT NUMBER 11
COMPUTATION OF EARNINGS PER SHARE
For the Years Ended December 31, 1995 and 1994

                                               1995              1994
Net Income                                   $76,654           $48,786

Weighted Average Number of Common
 Equivalent Shares Outstanding             5,054,313         4,840,563

Net Income Per Common Share                  $  .015           $  .010
