Form 10QSB
period 1996-03-31
VINEYARD OIL & GAS CO
filed 1996-05-28
CIK 777582

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

For the quarterly period ended March 31, 1996

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

     Common Stock, No Par Value - 5,125,562.50 shares as of March 31, 1996

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                      March 31,   December 31,
                                                      1996        1995
ASSETS
Current Assets
  Cash                                                $   544,110 $   521,160
  Accounts receivable                                   2,656,501   1,659,385
  Inventories                                             245,427     222,408
  Prepaid Expenses                                         25,040      33,506
                                                       __________  __________
Total Current Assets                                    3,471,078   2,436,459
  Property, Plant and Equipment                         8,614,016   8,559,725
                                                       __________  __________
 Accumulated depreciation                             (7,935,770) (7,914,048)
                                                         678,246     645,677

Deferred Costs and Other Assets
  Cash restricted for plugging                            395,729     342,285
  Other noncurrent assets						                            21,508    	  4,392
                                                       __________  __________
                                                          417,237     346,677
                                            											__________  __________
TOTAL ASSETS (NOTE)                                   $ 4,566,561 $ 3,428,813
                                            											__________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                      $ 2,676,067 $ 1,587,949
Other accrued liabilities                                  25,739     118,040
Current portion, long term debt                            81,814      79,867
                                                       __________  __________
Total Current Liabilities                               2,783,620   1,785,856

Long Term Debt - less current portion                      33,866      55,172
Deferred revenue                                          369,869     365,129
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares at March 31, 1996,
 at stated value of $.05                                  256,278     256,278
Additional paid-in capital                              4,935,430   4,935,430
                                                       __________  __________
                                                        5,191,708   5,191,708

Retained earnings (deficit)                            (3,587,582) (3,744,132)
                                                       __________  __________
                                                        1,604,126   1,447,576
Less: cost of 67,944 shares held in treasury            ( 224,920)  ( 224,920)
                                                       __________  __________
                                                        1,379,206   1,222,656
                                                       __________  __________
                                                      $ 4,566,561 $ 3,428,813
                                                       __________  __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                             FOR THE THREE MONTHS

                        ENDED MARCH 31, 1996 AND 1995

                          VINEYARD OIL & GAS COMPANY

                              3 Months    3 Months
                              Ended       Ended
                              March 31,   March 31,
                              1996        1995

Earned revenues               $ 1,997,868 $ 1,381,141
Other Income                       33,625      21,558
                               __________  __________
                                2,031,493   1,402,699

Cost of Earned Revenues         1,781,370   1,179,050
Selling, general and
 administrative expenses           90,363      92,608
Interest                            3,210       3,862
                               __________  __________
                                1,874,943   1,275,520
                               __________  __________
Income before income taxes        156,550     127,179
Income taxes                            0           0
                               __________  __________
Net Income                        156,550     127,179

Retained Earnings (Deficit)
  Beginning of period          (3,744,132) (3,820,786)
                               __________  __________
Retained Earnings (Deficit)
  End of period                (3,587,582) (3,693,607)
                               __________  __________
Income per common share              .031        .026
                               __________  __________

See Accompanying Notes to Financial Statements








                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                              3 Months    3 Months
                              Ended       Ended
                              March 31,   March 31,
                              1996        1995

Cash flow from operating
  activities:
Income (loss) from operations $   156,550 $   127,179 $

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     21,722      29,406
 Provision for losses on
 accounts receivable and
 inventories                            0       4,500
 Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable           (997,116)    651,761
   Inventories                    (23,019)    ( 9,509)
   Prepaid expenses                 8,466     ( 1,936)
   Other assets                   (17,116)          0
   Accounts payable             1,088,118    (855,138)
   Other current liabilities      (48,659)    (30,326)
   Deferred revenue                 4,740           0
                               __________  __________
 Net cash provided by (used in)
   operating activities           193,686     (84,063)
                               __________  __________
Cash flow from investing
 activities:Capital expenditures ( 54,291)          0
                               __________  __________
Net cash used in investing
 activities                      ( 54,291)          0
                               __________  __________
Cash flow from financing
 activities:Principal payments
 on borrowings                   ( 19,359)   ( 16,128)
                               __________  __________
Net cash (used in) financing
 activities                      ( 19,359)   ( 16,128)
                               __________  __________
Increase (Decrease) in cash       120,036    (100,191)

Cash at beginning of period       819,803     884,936
                               __________  __________
Cash at end of period          $  939,839  $  784,745
                               __________  __________

See notes to condensed financial statements.





                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        MARCH 31, 1996

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended March 31, 1996, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1996 and 4,840,563 in 1995).

3.  No federal income tax was due or paid during the periods ending September
30,   1996, and 1995, due to available operating loss carry forwards.

4.  Long-term debt

     Long-term debt is summarized as follows:

                                   March 31, 1996          December 31, 1995

     Mortgage payable individual,
     secured by all assets of the
     Company, payable in monthly
     payments of $7,523, including
     interest at 10.5%, through
     July, 1997.                       $115,680                 $135,039

                            							  __________               __________
                                        115,680                  135,039

     Current portion long-term debt    ( 81,814)                ( 79,867)
                                     __________               __________
                                         33,866                   55,172
                                     __________               __________


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED MARCH 31, 1996

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position increased $120,036 during the first quarter of 1996. Accounts receivable and accounts payable balances increased $997,116 and $1,088,118 respectively over this three month period. The main reason for the increase in the balances was the dramatic increase in the cost of gas in this period and the resultant price of gas billed to customers. Inventories, prepaid and accrued expenses did not change materially from the previous period. Net current assets increased $36,855 over the balance at December 31, 1995. Fixed assets increased by $54,291, the cost of equipment purchased, depreciation and amortization accounted for the increase in accumulated depreciation.

     Long term debt decreased by $19,359 paid against principle during the three month period. No additional long-term debt was incurred during this period. Deferred revenue increased $4,740 in this period, such increase resulting from earnings on funds held for future plugging costs.

     Shareholders' equity increased $156,550, the amount of net income for the three month period ended March 31, 1996.

Material Changes and Results of Operations

     Earned revenues increased $616,727, or 45%, over the same three month period in 1995. This increase was caused almost entirely by dramatic increases in gas prices due to gas shortages during this period. Other income increased $12,067, due mainly to interest received on an outstanding account receivable. Cost of earned revenues increased $602,320, or 51%, over this period, reflecting the increased gas costs. Revenues and costs for well maintenance and equipment rental remained fairly consistent with the prior year. Selling, general and administrative expenses decreased slightly by $2,245 from 1995 and interest expense decreased because of reduced long-term debt. Net income increased $29,371 over the same three month period in 1995. The large increases in revenue were generally offset by the large increases in the cost of earned revenues but increased gas volumes sold in 1996 contributed to the overall increase.


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