Form 10QSB
period 1996-06-30
VINEYARD OIL & GAS CO
filed 1996-09-11
CIK 777582

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

For the quarterly period ended June 30, 1996

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

     Common Stock, No Par Value - 5,125,562.50 shares as of June 30, 1996

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                      June 30,    December 31,
                                                      1996        1995
ASSETS
Current Assets
  Cash                                                $   374,500 $   521,160
  Accounts receivable                                   1,243,148   1,659,385
  Inventories                                             233,669     222,408
  Prepaid Expenses                                         18,095      33,506
                                                       __________  __________
Total Current Assets                                    1,869,412   2,436,459
  Property, Plant and Equipment                         8,617,818   8,559,725

 Accumulated depreciation                             (7,959,729) (7,914,048)
                                                       _________   _________
                                                         658,089     645,677

Deferred Costs and Other Assets
  Cash restricted for plugging                            405,241     342,285
  Other noncurrent assets						    46,473	  4,392
                                                       __________  __________
                                                          451,714     346,677
											__________  __________
TOTAL ASSETS (NOTE)                                   $ 2,979,215 $ 3,428,813
											__________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                      $ 1,042,792 $ 1,631,591
Other accrued liabilities                                  34,675      74,398
Current portion, long term debt                            84,153      79,867
                                                       __________  __________
Total Current Liabilities                               1,161,620   1,785,856

Long Term Debt - less current portion                      11,996      55,172
Deferred revenue                                          374,559     365,129
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares at June 30, 1996,
 at stated value of $.05                                  256,278     256,278
Additional paid-in capital                              4,935,430   4,935,430
                                                       __________  __________
                                                        5,191,708   5,191,708

Retained earnings (deficit)                            (3,535,748) (3,744,132)
                                                       __________  __________
                                                        1,655,960   1,447,576
Less: cost of 67,944 shares held in treasury            ( 224,920)  ( 224,920)
                                                       __________  __________
                                                        1,431,040   1,222,656
                                                       __________  __________
                                                      $ 2,979,215 $ 3,428,813
                                                       __________  __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                     FOR THE THREE MONTHS AND SIX MONTHS

                         ENDED JUNE 30, 1996 AND 1995

                          VINEYARD OIL & GAS COMPANY

                              3 Months    3 Months     6 Months     6 Months
                              Ended       Ended        Ended        Ended
                              June 30,    June 30,     June 30,     June 30,
                              1996        1995         1996         1995

Earned revenues               $   855,465 $   986,322  $ 2,853,333  $ 2,367,463
Other Income                       14,559      22,115       48,184       43,673
                               __________  __________   __________   __________
                                  870,024   1,008,437    2,901,517    2,411,136

Cost of Earned Revenues           705,367     905,940    2,486,737    2,084,990
Selling, general and
 administrative expenses          109,786     128,148      200,149      220,756
Interest                            3,037       5,656        6,247        9,518
                               __________  __________   __________   __________
                                  818,190   1,039,744    2,693,133    2,315,264
                               __________  __________   __________   __________
Income before income taxes         51,834     (31,307)     208,384       95,872
Income taxes                            0           0            0            0
                               __________  __________   __________   __________
Net Income                         51,834     (31,307)     208,384       95,872

Retained Earnings (Deficit)
  Beginning of period          (3,587,582) (3,693,607)  (3,744,132)  (3,820,786)
                               __________  __________   __________   __________
Retained Earnings (Deficit)
  End of period                (3,535,748) (3,724,914)  (3,535,748)  (3,724,914)
                               __________  __________   __________   __________
Income per common share              .010       (.006)        .041         .020
                               __________  __________   __________   __________

See Accompanying Notes to Financial Statements









                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

[CAPTION]

                              3 Months    3 Months    6 Month     6 Months
                              Ended       Ended       Ended       Ended
                              June 30,    June 30,    June 30,    June 30,
                              1996        1995        1996        1995

Cash flow from operating
  activities:
Income (loss) from operations $    51,834 $   (31,307)$  208,384 $   95,872

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     23,959      34,301     45,681     63,707
 Provision for losses on
 accounts receivable and
 inventories                        6,000       4,500      6,000      9,000
Gain on sale of property                0           0        100          0
Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable          1,407,353     (41,244)  410,237    610,517
   Inventories                     11,758       4,734   (11,261)    (4,775)
   Prepaid expenses                 6,945      13,242    15,411     11,306
   Other assets                   (24,965)          0   (42,081)         0
   Accounts payable            (1,633,275)     73,755  (588,799)  (781,383)
   Other current liabilities        8,936      23,094   (39,723)    (7,232)
   Deferred revenue                 4,690           0     9,430          0
                               __________  __________  ________  _________
 Net cash provided by (used in)
   operating activities          (136,765)     81,075    13,379     (2,988)
                               __________  __________  ________  _________
Cash flow from investing
 activities:Capital expenditures   (3,802)    (50,839)  (58,093)   (50,839)
                               __________  __________  ________  _________
Net cash used in investing
 activities                        (3,802)    (50,839)  (58,093)   (50,839)
                               __________  __________  ________  _________
Cash flow from financing
 activities:Principal payments
 on borrowings                    (19,531)   ( 21,732)  (38,890)   (37,860)
                               __________  __________  ________  _________
Net cash (used in) financing
 activities                       (19,531)   ( 21,732)  (38,890)   (37,860)
                               __________  __________  ________  _________
Increase (Decrease) in cash      (160,098)      8,504   (83,604)   (91,687)

Cash at beginning of period       939,839     784,745   863,345    884,936
                               __________  __________  ________  _________
Cash at end of period          $  779,741  $  793,249 $ 779,741 $  793,249
                               __________  __________  ________  _________

See notes to condensed financial statements.





                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                         JUNE 30, 1996

1. In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the results for the six months ended June 30, 1996, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1996 and 1995).

3. No federal income tax was due or paid during the period ending June 30, 1996, due to available operating loss carry forwards.

4.  Long-term debt is summarized as follows:

[CAPTION]

                                   June 30, 1996           December 31, 1995

     Mortgage payable individual,
     secured by all assets of the
     Company, payable in monthly
     payments of $7,523, including
     interest at 10.5%, through
     July, 1997.                       $ 96,149                 $135,039

							  __________               __________
                                         96,149                  135,039

     Current portion long-term debt     (84,153)                 (79,867)
                                     __________               __________
                                         11,996                   55,172
                                     __________               __________


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         IN THE QUARTER ENDED JUNE 30, 1996

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position decreased $83,604 for the six month period and $160,098 for the three month period ended June 30, 1996. This represents decreases of 9.7% and 18.5%, respectively, from December 31, 1995, balances. The principal reason for the decreases is the effect of accounts receivable and accounts payable. Accounts receivable decreased $410,637, or $24.7%, for the six month period and $1,407,353, or 53%, for the three month period ended June 30, 1996. Accordingly, accounts payable decreased $588,799, or 36.1%, for the six month period and $1,633,275,or 61%, for the three month period ended June 30, 1996. This resulted in net decreases in cash of $178,162 for the six month period and $225,922 for the three month period ended June 30, 1996. The reasons for the large decreases are that December and March have the largest receivable and payable balances due to increased volume and price. Inventories and prepaid expenses changed slightly, reflecting normal seasonal adjustments.

     Fixed assets increased $58,093 from December 31, 1995, due to purchases of equipment and vehicles. Depreciation and amortization of $45,681 accounted for the increase in accumulated depreciation for the six month period.

     Other assets increased $105,037 from December 31, 1995, to June 30, 1996. The increase was the result of additional investment in a subsidiary of $42,081, and additional cash designated for plugging of $62,956.

     Current liabilities decreased $624,263 during the six month period ending June 30, 1996, the principal reason being the decrease in accounts payable of $588,799. The seasonal decrease in accounts payable was explained previously.

     Long term debt decreased during the six month period by the amounts paid against the principle. No additional long term debt was incurred. Deferred revenue increased $9,430 from December 31, 1995, such amounts representing interest earned on monies held for future plugging activities.

     Shareholders' equity increased $208,384 in the six month period, this being the net income for the six month period ended June 30, 1996.

Material Changes and Results of Operations

   Earned revenues decreased $130,857 for the three month period and increased $485,870 for six month period ended June 30, 1996, as compared to the same periods in 1995. The six month increase was due mainly to the increase in marketing revenues of $540,254 offset by royalty decreases of $47,715. The marketing revenue increase was due to increased volume and increased prices of gas. The three month decrease of $130,857 was due mainly to a decrease in gas marketing of $100,670, a result of decreased volume in the three month period ended June 30, 1996. Cost of earned revenues increased $401,747 over the same six month period in 1995. The increased activity is directly related to the gas marketing revenue increase for the same period. Similarly, the $200,573 decrease in cost of revenues for the three month period ended June 30, 1996, as compared to the same period in 1995, was mainly the result of a decrease in gas marketing costs of $163,911 due to decreased purchases of gas. Selling, general and administrative expenses decreased $20,607 for the six month period and $18,362 for the three month period ended June 30, 1996, as compared to the same periods in 1995. This represents decreases of 9% and 14%, respectively. Interest expense for the six and three month periods ended June 30, 1996, decreased $3,271 and $2,619, respectively as long term debt decreased. Net income increased $112,512 for the six month period and $83,141 for the three month period ended June 30, 1996, as compared to the same periods in 1995.
The increases result from increased volume and increased prices of gas sold in 1996 reduced by increased cost of purchased gas.

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