Form 10QSB
period 1996-09-30
VINEYARD OIL & GAS CO
filed 1996-12-10
CIK 777582

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

For the quarterly period ended September 30, 1996

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

     Common Stock, No Par Value - 5,125,562.50 shares as of September 30, 1996

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                    September 30, December 31,
                                                    1996          1995
ASSETS
Current Assets
  Cash                                              $   223,941   $   521,160
  Accounts receivable                                 1,858,961     1,659,385
  Inventories                                           246,006       222,408
  Prepaid Expenses                                        8,637        33,506
                                                     __________    __________
Total Current Assets                                  2,337,545     2,436,459
  Property, Plant and Equipment                       8,638,059     8,559,725

 Accumulated depreciation                            (7,987,990)   (7,914,048)
                                                       _________   _________
                                                        650,069       645,677

Deferred Costs and Other Assets
  Cash restricted                                       409,237       342,285
  Other noncurrent assets                                71,841	       4,392
                                                     __________    __________
                                                        481,078       346,677
                                                     __________    __________
TOTAL ASSETS (NOTE)                                 $ 3,468,692   $ 3,428,813
                                                     __________    __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                    $ 1,627,691   $ 1,631,591
Other accrued liabilities                                90,465        74,398
Current portion, long term debt                          75,928        79,867
                                                     __________    __________
Total Current Liabilities                             1,794,084     1,785,856

Long Term Debt - less current portion                                  55,172
Deferred revenue                                        379,008       365,129
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares at September 30, 1996,
 at stated value of $.05                                256,278       256,278
Additional paid-in capital                            4,935,430     4,935,430
                                                     __________    __________
                                                      5,191,708     5,191,708

Retained earnings (deficit)                          (3,671,188)   (3,744,132)
                                                     __________    __________
                                                      1,520,520     1,447,576
Less: cost of 67,944 shares held in treasury          ( 224,920)    ( 224,920)
                                                     __________    __________
                                                      1,295,600     1,222,656
                                                     __________    __________
                                                    $ 3,468,692   $ 3,428,813
                                                     __________    __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                     FOR THE THREE MONTHS AND NINE MONTHS

                       ENDED SEPTEMBER 30, 1996 AND 1995

                          VINEYARD OIL & GAS COMPANY

                          3 Months      3 Months      9 Months      9 Months
                          Ended         Ended         Ended         Ended
                          Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                          1996          1995          1996          1995

Earned revenues           $ 1,883,818   $ 1,006,994   $ 4,737,151   $ 3,374,457
Other Income                    4,044         8,628        52,228        52,301
                           __________    __________    __________    __________
                            1,887,862     1,015,622     4,789,379     3,426,758

Cost of Earned Revenues     1,907,899       859,400     4,394,636     2,944,390
Selling, general and
 administrative expenses      113,054       110,329       313,203       331,085
Interest                        2,349         6,346         8,596        15,864
                           __________    __________    __________    __________
                            2,023,302       976,075     4,716,435     3,291,339
                           __________    __________    __________    __________
Income before income taxes   (135,440)       39,547        72,944       135,419
Income taxes                        0             0             0             0
                           __________    __________    __________    __________
Net Income                   (135,440)       39,547        72,944       135,419

Retained Earnings (Deficit)
  Beginning of period      (3,535,748)   (3,724,914)   (3,744,132)   (3,820,786)
                           __________    __________    __________    __________
Retained Earnings (Deficit)
  End of period            (3,671,188)   (3,685,367)   (3,671,188)   (3,685,367)
                           __________    __________    __________    __________
Income per common share         (.027)         .008          .014          .027
                           __________    __________    __________    __________

See Accompanying Notes to Financial Statements

                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
      FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                              3 Months    3 Months    9 Month    9 Months
                              Ended       Ended       Ended      Ended
                              Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
                              1996        1995        1996       1995

Cash flow from operating
  activities:
Income (loss) from operations $  (135,440)$    39,547 $   72,944 $  135,419

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     28,261      27,474     73,942     91,181
 Provision for losses on
 accounts receivable and
 inventories                        6,000       4,500     12,000     13,500
Gain on sale of property
Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable           (621,813)   (153,217) (211,576)   457,300
   Inventories                    (12,337)      1,869   (23,598)    (2,906)
   Prepaid expenses                 9,458      10,458    24,869     21,764
   Other assets                   (25,368)          0   (67,449)         0
   Accounts payable               584,899    (136,523)   (3,900)  (917,906)
   Other current liabilities       55,790       7,700    16,067        468
   Deferred revenue                 4,449           0    13,879          0
                               __________  __________  ________  _________
 Net cash provided by (used in)
   operating activities          (106,101)   (198,192)  (92,822)  (201,180)
                               __________  __________  ________  _________
Cash flow from investing
 activities:Capital expenditures  (20,241)     (4,807)  (78,334)   (55,646)
            Common Stock                0       2,850         0      2,850
                               __________  __________  ________  _________
Net cash used in investing
 activities                       (20,241)     (1,957)  (78,334)   (52,796)
                               __________  __________  ________  _________
Cash flow from financing
 activities:Principal payments
 on borrowings                    (20,221)    (20,508)  (59,111)   (58,368)
                               __________  __________  ________  _________
Net cash (used in) financing
 activities                       (20,221)    (20,508)  (59,111)   (58,368)
                               __________  __________  ________  _________
Increase (Decrease) in cash      (146,563)   (220,657) (230,267)  (312,344)

Cash at beginning of period       779,741     793,249   863,445    884,936
                               __________  __________  ________  _________
Cash at end of period          $  663,178  $  572,592 $ 633,178 $  572,592
                               __________  __________  ________  _________

See notes to condensed financial statements.





                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 1996

1. In the opinion of the Company, the accompanying condensed financial statements contain all adjustments (consisting only of normal accruals) necessary to present fairly the results for the nine months ended September 30, 1996, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1996 and 1995).

3. No federal income tax was due or paid during the period ending September 30, 1996, due to available operating loss carry forwards.

4.  Long-term debt is summarized as follows:

                                   September,  30, 1996    December 31, 1995

     Mortgage payable individual,
     secured by all assets of the
     Company, payable in monthly
     payments of $7,523, including
     interest at 10.5%, through
     July, 1997.                       $ 75,928                 $135,039

							  __________               __________
                                         75,928                  135,039

     Current portion long-term debt      75,928                  (79,867)
                                     __________               __________
                                              0                   55,172
                                     __________               __________


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      IN THE QUARTER ENDED SEPTEMBER 30, 1996

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position decreased $230,267 in the nine month period and $146,563 in the three month period ended September 30, 1996. This represents decreases of 26.7% and 18.8% respectively. The principal reason was the effect of accounts receivable and accounts payable in the period. For the nine month period, accounts receivable increased $211,576 while accounts payable decreased $3,900 resulting in a net decrease in cash of $207,676. For the three month period accounts receivable increased $621,813 and accounts payable increased $584,899, resulting in a net decrease in cash of $36,914. The timing of billings and collections and resulting payments was the principal cause of the large nine month difference. Inventories increased $23,598 and $12,337 for the nine and three month periods respectively. These are normal adjustments. Other assets increased $67,449 and $25,368 respectively. This represents an increasing investment in a limited liability corporation company.

     Capital expenditures of $78,334 and $20,241 for the nine and three month periods decreased cash accordingly.

     Other current liabilities increased $16,067 and $55,790 or the respective nine and three month periods. Accrued commissions accounted for $35,000 of the three month increase.

     Long term debt decreased during the nine month period by the amounts paid against the principal. This amounted to $59,111 and $20,221 for the nine and three month periods.

     Shareholders' equity increased $72,944 for the nine month period and decreased $135,440 for the three month period ending September 30, 1996. This was the results of operations for the respective periods.

Material Changes and Results of Operations

     Earned revenues increased $876,884 for the three month period and $1,362,694 for the nine month period ended September 30, 1996, compared to the same periods in 1995. The major reason for the increase was the dramatic increase in natural gas prices in 1996. Gas marketing represents 83% of the total earned revenues for 1996, and the increased gas selling prices impacted earned revenues dramatically. Likewise, the price increase had a similar effect on the cost of earned revenues. Gas purchases comprises 82% of total cost of earned revenue and costs increased $1,048,499 for the three month period and $1,450,246 for the nine month period ended September 30, 1996 over 1995. Also contributing to the increased costs was adjustment of pool average prices and replacement of pool imbalances.

     General and administrative expenses decreased $17,882, or 5.4%, for the nine month period and increased $2,725, or 2.5%, for the three month period as compared to 1995. The overall decrease was caused by a slight reduction in insurance and communication costs. Interest expense for the three and nine month periods decreased $3,997 and $7,268 over similar periods in 1995, as a result of continuing debt reduction.

     Net income decreased $174,987 for the three month period and $62,475 for the nine month period ending September 30, 1996, as compared to the same periods in 1995. The overall decrease is due in part to the high cost of replacement gas and inflated pool averages.



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