Form 10KSB
period 1996-12-30
VINEYARD OIL & GAS CO
filed 1997-04-15
CIK 777582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission File Number:
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

State issuer's revenues for its most recent fiscal year:  $6,767,092

As of March 31, 1997, there were 5,125,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of Vineyard oil & Gas Company (hereinafter referred to as Vineyard, Company, or Registrant) on that date is unknown. The
Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

Documents Incorporated By Reference

None.
TABLE OF CONTENTS

ITEM                                                                PAGE

PART I

 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .   6

 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .  10

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  10

PART II

 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
     STOCK-HOLDER MATTERS . . . . . . . . . . . . . . . . . . . . .  10

 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
     AND RESULTS OF OPERATION . . . . . . . . . . . . . . . . . . .  10

 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . .  13

 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . .  13

PART III

 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . .  13

10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .  14

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . .  16

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .  16

PART IV

13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  17

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  18

     INDEX OF FINANCIAL STATEMENTS AND SCHEDULES. . . . . . . . . .  19

     INDEX OF EXHIBITS. . . . . . . . . . . . . . . . . . . . . . .

PART I

ITEM 1.  BUSINESS

General Development of Business

Vineyard produces oil and gas wells which it owns outright, partnership wells and third party wells. It provides contract well services to the industry as well as pipeline construction, repair and operational endeavors. Vineyard is a marketer of natural gas, marketing equity gas production and gas production from unrelated third party producers to industrial and commercial gas end-users in New York and Pennsylvania. The Company also performs gas brokerage services for producers and other gas marketing companies in several states and Canada.

Originally, the Company obtained leasehold interest in oil and gas properties, and then developed the leases for its own account and for limited partnerships which it organized.


Vineyard was incorporated under the laws of Pennsylvania in November of 1978. Its principal executive office is at 10299 West Main Road, North East, Pennsylvania 16428, with a telephone number of (814) 725-8742. At present, Vineyard has no subsidiaries.

Further information concerning the industry segments of the Registrant can be found in Note G, Business Segment Information, in the notes to the financial statements dated December 31, 1996, included in this Form 10-KSB.

NARRATIVE DESCRIPTION OF BUSINESS DURING FISCAL 1996

Exploration and Development Activities

Vineyard engaged in no exploration and development activities during fiscal 1996, and the Company does not foresee any exploration or development activities during fiscal 1997.

Should market conditions change Vineyard will, to the extent of available exploration and development capital, focus on Medina prospects which demonstrate low risk infill, development and extension drilling and shallow oil and gas wells in proven fields of Pennsylvania.

Operation of Oil and Gas Wells

The Company operates approximately 166 gas wells and 97 oil wells on behalf of itself and Limited Partnerships of which it is also the General Partner, as well as operating approximately 45 wells for third parties. Such operations are primarily in New York and Pennsylvania.

Management of Investment Partnerships

As of March 31, 1997, the Company was the General Partner of 11 Limited Partnerships for which it maintained all books, records and annually provided appropriate tax information.

Revenue from Activities

The total revenue contributed by each of the various activities of the Company for the last two fiscal years is set forth in the Income Statement attached to this report.

Sources and Availability of Raw Materials

The Company possesses sufficient equipment to engage in all phases of drilling and completing wells other than the actual drilling, hydrofracturing, and some aspects of logging. These three (3) items must be subcontracted. The availability of these services, as well as tubular goods and other production equipment, can be a limiting factor to the Company's ability to drill wells. This was not a factor during fiscal 1996 due to the low level of drilling activity in the Company's areas of operation. The current prices for natural gas and oil, leads the Company to believe that there will not be a shortage of these materials during 1997.
The Company is cognizant, however, that the oil and gas industry is subject to tremendous flux and a sudden increase in prices could result in shortages.

Seasonality of Business

The various segments of the Registrant's business are subject to seasonal changes. Drilling and well services, specifically drilling, historically has focused in the first three (3) months of the calendar year. This focus is the result of drilling programs closing near year-end. As there were no drilling program solicitations in 1996, there has been no drilling in the first three (3) months of 1997. Revenues generated by the sale of natural gas are also seasonal, with more demand coming in the colder winter months when heating consumption is high. Vineyard has continued to stabilize its sales of natural gas by entering into contracts with individual industrial end-users to provide for a more level consumption of natural gas on a twelve (12) month basis.


Comments Concerning Liquidity and Capital Resources

Information concerning Vineyard's practices with respect to liquidity and capital resources is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Item 6.

Major Customers

See Related Parties Transactions and Business Segment Information, and
Major Customers and Suppliers contained in Notes F, G and I to the Financial Statements dated December 31, 1996, included in this Form 10-KSB.

Competition

Vineyard's business activities in the exploration and development of natural gas wells, as well as gas marketing, are faced with competition from many similarly placed companies, as well as much larger companies and companies which are affiliates of major pipeline companies. The inconsistent price of natural gas has eliminated some competitors and has adversely affected many others, just as it has adversely affected Vineyard. The existence of other companies in the oil and gas business has not influenced the price of supplies, subcontracted services, and equipment consumed by Vineyard. Vineyard does not deem its oil and gas operations to be a significant factor in the industry as a whole, but believes that they are significant in its immediate area of operations in Northwestern Pennsylvania.

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

Vineyard's bargaining position has been improved through the opening of end-user markets pursuant to rules and regulations promulgated by the Federal Energy Regulatory Commission and the Pennsylvania and New York Public Utility Commission. These rules and regulations force the natural gas transmission companies to transport the Company's production to independent industrial or third party end-users. Although this transportation is done at a fee, it does allow the Company a choice of markets for its production.

The agreements that Vineyard has with the pipeline companies, permit transportation of Vineyard's production to industrial end-users. While the existence and availability of industrial end-users is benefiting the Company in regards to a higher price for productions, as well as the taking of higher volumes, said end-user market is dependent on the transmission companies. Lack of sales to end-users would cause a reduction in the price received by the Company for which the Company could sell on a day-to-day basis. The Company is confident that it possesses the contacts, knowledge, and information necessary to continue to market natural gas to end-users. The Company's ability to market to end-users is such that it is now marketing significant volumes of natural gas for third party producers of natural gas to industrial and commercial end-users for a fee payable to the Company.

Gas Marketing

Demand for the Company's gas depends on many factors beyond Vineyard's control, including the level of domestic production, foreign imports, the price of fuel oil, access to pipelines, seasonal demands for fuel (which historically peak during cold weather and decline during warmer weather) and government regulation. To help offset the impact of these factors, during the early 1980's the Company began to market its gas as well as that of other producers directly to end-users and to broker gas via spot deals with suppliers and end-users. This portion of Vineyard's business has grown to higher levels and has become a significant part of the Company's over-all business.

Pipelines

Vineyard Oil & Gas Company owns approximately 48 miles of pipelines that gather both its productions and that of other companies, to be transported to the major transmission companies and directly to end-users. The Company is in the process of expanding this gathering system to allow producers to consolidate compression and dehydration.

The Company also owns a 45% interest in Northern Pipeline Company LLC which imposes a gathering charge for the collection of natural gas as discussed in Note E to the financial statements dated December 31, 1996, included in this Form 10-KSB.

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

Employees

On March 31, 1997, the Company had 15 full-time employees. None of Vineyard's employees are presently represented by a union for collective bargaining purposes.

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

Significant Properties

As of March 31, 1997, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves, including the Company's interest in reserves owned by 11 Partnerships.

Oil and Gas Reserve Information

See Proved Reserves Table included in Note L (unaudited) to the Financial Statements dated December 31, 1996, included in this Form 10-KSB.



Reserves Reported to Other Agencies

Vineyard does not file any estimates of total proved net oil or gas reserves with any other Federal authority or agency, other than the Securities and Exchange Commission on this Form 10-KSB.

Oil and Gas Production

The following table sets forth net quantities of oil and natural gas produced by Vineyard, including its proportional share in production of partnerships, for the fiscal years indicated.  All production is from wells located in the United States.  For further information see Note L to the
Financial Statements dated December 31, 1996, included in this Form 10-KSB.
                                     1996                1995
GAS (mcfs)                        177,076             149,643
OIL (barrels)                       1,781               2,318

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.
                                     1996                1995
Average Annual Sales Price
per Unit of Gas (mcf)               $2.39               $2.45

Average Annual Sales Price
per Unit of Oil (barrel)           $19.78              $16.99

Equivalent Average Annual Production Cost

                                     1996                1995

Gas (per mcf)                       $1.23               $1.46
Oil (per barrel)                   $12.46              $12.57

Oil and Gas Wells

The following table sets forth information as of March 31, 1997, regarding the Company's productive oil and gas wells.
                              Gross Wells           Net Wells
Gas Wells                        169                   140
Oil Wells                         97                    79

(Two (2) of the gas wells listed above are combination wells producing oil and natural gas. Thirteen (13) of the oil wells are currently producing natural gas, as well as oil.)

Acreage

The following table sets forth information as of March 31, 1997, regarding the Company's developed and undeveloped oil and gas acreage.



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

Drilling Activity

There has been no drilling activity in fiscal 1996 and 1995.

Present Activities

As of March 31, 1997, no wells were in the process of drilling.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings for the Company other than being party to several actions which arise in the normal course of the Company's business. In Management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse affect upon the financial position of the Company.

See Note H to the Financial Statements dated December 31, 1996, included in this Form 10-KSB.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.


PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Value of Common Stock

There is no established public trading market for Vineyard's common stock. Vineyard's common stock is traded privately on a sporadic basis principally in the Northwestern Pennsylvania market.

Number of Holders of Common Stock

As of March 31, 1997, the stock ledger of the Registrant indicated that there were 984 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 1996. The Board of Directors does not anticipate paying or declaring a dividend during fiscal 1997 or in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company's results of operation for the year ended December 31, 1996, and its financial condition at December 31, 1996, are discussed in the following paragraphs and should be read in conjunction with the financial statements of the Company.

Business Overview

The year 1996 was again a volatile business climate for all energy related companies, particularly so for small independent producers and marketers such as Vineyard.

The Company showed a net profit of $119,000 in 1996, up from a $35,000 deficit in 1995.

The Company will continue to analyze all facets of its operations and close those cost centers which are unable to function profitably.

General and administrative expenses will be reviewed for cost savings while in-house accounting procedures will be evaluated and made more efficient wherever possible. In December, 1995, management presented and the Board adopted a detailed business plan identifying company strengths, industry trends and growth projects for 1996 and beyond.

Gas Marketing and Transmission

The year 1996 as in years past, saw well-head prices too inconsistent to warrant significant investment capital for new drilling ventures.

Management, some time ago, identified this trend and has successfully moved Vineyard from an oil and gas producer to a gas marketer and transporter. These divisions have shown continued significant improvement and are the major focus of the Company now and for the immediate future.

Gas Transmission

Vineyard currently owns and operates 48 miles of gathering lines.

In 1996, the Company (45% owner) and two producers formed a limited liability company which acquired and is in the process of restoring additional pipelines.

The agreement will facilitate the gathering of gas from isolated production fields for the marketing of gas to third parties and end-users.

Management expects this segment of its operations to become a major part of its business plan.

Liquidity and Capital Resources

The liquidity of Vineyard Oil and Gas Company is dependent primarily on gas marketing sales, revenues from well services, sale of existing production, and the transmission of third party gas.

The continued inconsistent prices for both oil and gas has adversely impacted the Company's desire to attract outside investment capital for drilling new wells. Unless gas and oil prices stabilize, the Company will direct its attention to increased activity in gas marketing, and transmission of third party gas.

The Company is continuing to review the various cost centers in an effort to control and reduce costs where possible. The Company is continuing to analyze all partnership programs in an effort to determine which are not economic to maintain

Comparative Results of Operations

The total revenues for 1996 increased $2,324,166, or 52%, over total revenues in 1995. Of this increase $2,525,200 was attributable to gas marketing. A major cause of the increase was the dramatic increase in gas prices during the first quarter of 1996. The resultant increase in gas costs of $2,272,929 offset the revenue increase.

Well services decreased $16,840, or 8%, in 1996. Modest increases in well maintenance were offset by decreases in service rig income and contract mark-ups. Production and royalties increased $14,006, or 3%, and equipment rental and service income decreased $7,155.

Other revenues decreased $191,045 from the prior year. In 1995, proceeds from a settlement totaled $114,974 and recoveries of bad debts totaled $75,000. In 1996, the Company showed equity in earnings of a jointly owned company of $12,449.

Aside from gas purchases explained above, the cost of earned revenues for well services, production and equipment expense decreased $32,882. Depreciation and amortization decreased $11,371, or 9%, as more assets become fully depreciated without substantial asset replacement.

General and administrative expenses decreased $46,811, or 11%, from 1995. Bad debt decreased $12,000 while the balance of the decrease was generally shared by the entire department

Interest expense decreased $11,875 from 1995, due to decreasing indebtedness during the year. The Company did not add any long-term indebtedness in 1996.

Net income increased $154,176 over 1995, as restated. The major factors for the increase were an increase in gas marketing income in 1996 of $252,271, settlement proceeds and bad debt revenues in 1995 totaling $189,974 and a decrease in expenses, excluding gas marketing of $102,939.

Net current assets decreased $97,321 over the one year period ended December 31, 1996. There was a decrease in cash of $239,974 of which $130,683 was attributable to an investment in a jointly owned company. The Company also paid for equipment purchases of $78,335.

Cash restricted for well plugging decreased $16,548. There was no partnership contribution to well plugging in 1996. The decrease was the net effect of interest earned during the year, offset by net borrowings by the Company, which are being repaid with an increment for interest.

Long term debt decreased $86,907 from 1995, for principal payments made during the year. There was no new long term debt added in 1996.

Deferred revenue increased $17,164 in 1996, the amount of interest earned by cash restricted for well plugging, there were no partnership contributions to the account in 1996.

Cash provided by operations in 1996 was $78,653, down $20,729 from 1995. Purchases of equipment and investment in an outside company decreased cash by $204,626 and principal payments on borrowings decreased cash by $86,907. This resulted in an overall decrease in cash of $212,880 for 1996

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this is submitted in a separate section of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Gorzynski, Felix and Gloekler, P.C., was retained by the Company for the 1996 audit. There were no disagreements with the auditors on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures for the years ended December 31, 1996, and 1995.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers, and Nominees as of March 31, 1997.

Name                Age

James J. Concilla   59   Board Chairman, President, Director and a member
                         of the Executive Committee. Mr. Concilla has a Bachelors of Science degree from Edinboro
                         University and a Masters degree in Mathematics from the state of Pennsylvania. Mr. Concilla has been an employee, director, and officer of the Company since its organization in 1978.

Charles L. Valone   65   A director and member of the Wage and Bonus
                         Committee and Audit Committee. Mr. Valone has been a director of the Company since its founding. Mr.
                         Valone has owned and operated vineyard in North
                         East, Pennsylvania, since 1948. These operations are unrelated to the Company.

Jeffery L. Buchholz 50   Secretary, Treasurer, director, and a member of
                         the Executive Committee.  Mr. Buchholz holds a
                         Bachelors degree in Business Administration from Lambuth College, Jackson, Tennessee, and a Masters degree in Education from Georgia Southern
                         University, Statesboro, Georgia. Mr.Buchholz, a director since 1989, and the Secretary/Treasurer since 1990, has been a teacher and Union Officer in the Ripley, New York, school system since 1970.

Stephen B. Millis   39   Vice-President, director, and a member of the
                         Executive Committee. Mr. Millis holds a Bachelor of Arts degree from Gannon University. Mr.
                         Millis, an employee since 1982, was elected Vice-
                         President and a director in 1992.

Kathy Metzgar Lang  35   Mrs. Lang was elected as a director in 1993.  Mrs.
                         Lang is a member of the Audit Committee and the Wage and Bonus Committee. Mrs. Lang holds a
                         Bachelor of Science degree and a Master of Education degree from Penn State University. Mrs.
                         Lang has been the Marketing Manager for North Penn
                         Pipe and Supply, Inc. since 1984. North Penn Pipe and Supply, Inc. is unrelated to the Company.

James J. MacFarlane 35   Mr. MacFarlane was elected a director in 1993.
                         Mr. MacFarlane is a member of the Wage/Bonus
                         Committee.  Mr. MacFarlane holds a Bachelor of
                         Science degree from the University of Pittsburgh.
                         Mr. MacFarlane has been a Consulting Geologist/
                         Engineer with MacTech Mineral Management, Inc.,
                         Bradford, Pennsylvania, since 1987.  MacTech
                         Mineral Management, Inc. is unrelated to the Company.

Paul Hakel          42   A director and member of the Audit and the Wage/
                         Bonus Committees.  A director since 1991, Mr.
                         Hakel holds a Bachelors degree from Notre Dame
                         University and a Masters degree from Gannon
                         University. Mr. Hakel has been a stockbroker with the Erie, Pennsylvania, branch of PaineWebber since
                         1981.


Current Officers          Title/Office        Year in Which  Term to Expire
                                                Service as     at Annual
                                              Director Began   Meeting in

James J. Concilla   Board Chairman/President      1978             1999
Jeffery L. Buchholz Director/Secretary/Treasurer  1989             1999
Charles L. Valone   Director                      1978             1998
Stephen B. Millis   Director/Vice-President       1992             1997
Kathy M. Lang       Director                      1993             1998
James J. MacFarlane Director                      1993             1998
Paul Hakel          Director                      1991             1997


March 31, 1997 Board Committees and Members

Executive                    Audit                      Wage/Bonus

James J. Concilla       Kathy M. Lang                 Kathy Lang
Jeffery L. Buchholz     Paul Hakel                    Paul Hakel
Stephen B. Millis       Charles L. Valone             James J. MacFarlane
                                                      Charles Valone

ITEM 10.  EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain information concerning the compensation paid during fiscal 1994, 1995 and 1996 by the Company to each of the Company's executive officers.

                         Summary Compensation Table

     Name and         Year    Base Salary   Commissions   Bonus      Other
Principal Position                               (1)        (2)     (3)(4)
James J. Concilla     1996      $47,341        $15,000        0     $3,000
President, Chairman   1995      $47,341        $36,564     $937     $3,700
of the Board          1994      $44,990        $18,685        0          0

Stephen B. Millis     1996      $36,941        $17,000        0     $3,000
Vice-President        1995      $36,941        $35,163   $1,125     $3,000
                      1994      $31,990        $11,834        0          0

Jeffery L. Buchholz   1996       $1,159              0        0          0
Secretary/Treasurer   1995       $1,619              0      $75          0
                      1994       $1,390              0        0          0

(1) Reflects commissions paid for the sale of natural gas. It does not include 1995 deferred commissions of $43,251 and 1996 deferred commissions of $19,394. These amounts are reflected in accounts payable.

(2) A stock bonus of 150,000, 125,000 and 10,000 shares of Vineyard common stock were awarded to Messrs. Millis, Concilla and Buchholz, respectively in fiscal 1995. The estimated fair market value per share of Vineyard common stock at the time of the award was calculated at $.0075. No stock bonus was awarded to any directors, executive officers or other employees of the Company during fiscal 1996.

(3) In April, 1995, the Board of Directors established life insurance plans for Mr. Concilla and Mr. Millis, contributed in the amounts as shown.

(4) Mr. Concilla and Mr. Millis are given the use of Company vehicles and the Company provides Mr. Buchholz, a part-time employee, with personal automobile labor maintenance.

No officer received any other non-cash compensation during the year ending December 31, 1996, other than health insurance which all full-time employees of the Company are entitled to receive.

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

There are no other written employment contracts for executive officers. No stock options were awarded to any directors, executive officers or other employees of the Company during fiscal 1996.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of March 31, 1997, concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.

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

(1) All shares are beneficially owned and the sole investment and voting power is held by the persons named. Includes shares which may be owned beneficially by the wives and/or minor children and/or trusts for the benefit of the minor children of the persons names, as to which beneficial interest is disclaimed.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1), (2), and (3) The response to this portion of Item 13 is submitted as a separate section of this Report.

(b)  Reports on Form 8-K filed in the fourth quarter 1996:  None.

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



/s/ Paul R. Hakel         Director                       __________________
PAUL R. HAKEL



/s/ James J. MacFarlane   Director                       __________________
JAMES J. MACFARLANE



/s/ Kathy Metzgar Lang    Director                       __________________
KATHY METZGAR LANG

                        FORM 10-KSB ITEM 7
                  VINEYARD OIL AND GAS COMPANY
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




1.  Balance Sheet - December 31, 1996

2.  Income Statements - Years Ended December 31, 1996 and 1995

3.  Statements of Shareholders' Equity - Years Ended December 31,
    1996      and 1995

4.  Statements of Cash Flows - Years Ended December 31, 1996 and
    1995

5.  Notes to Financial Statements - December 31, 1996

                   Independent Auditors' Report


Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania


    We have audited the accompanying balance sheet of Vineyard Oil and Gas Company as of December 31, 1996, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                              Gorzynski, Felix and Gloekler, P.C.

March 31, 1997
North East, Pennsylvania

                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 1996


ASSETS
 Current Assets
   Cash                                                        $  281,186
   Accounts receivable, less allowance for
    doubtful accounts of $73,200                                3,667,173
   Inventories (Note A)                                           198,686
   Prepaid expenses                                                22,346

     Total current assets                                      $4,169,391

 Property, Plant and Equipment (Note A)
   Land and land improvements                                  $  193,680
   Building and improvements                                      257,165
   Oil and gas properties and transmission
    equipment                                                   6,945,833
   Drilling and other equipment                                 1,181,316

                                                               $8,577,994
   Less: accumulated depletion, depreciation and
         amortization                                         ( 7,975,647)

                                                               $  602,347

 Other Assets
   Cash restricted for well plugging (Note A)                  $  325,737
   Investments - at equity (Note E)                               130,683

                                                               $  456,420

                                                               $5,228,158

See notes to financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable
     Trade                                                     $3,404,691
     Limited partnerships                                         110,991
   Accrued expenses                                                52,295
   Current portion of long-term debt (Note B)                      48,132

                Total current liabilities                      $3,616,109

 Long-Term Debt (Note B)                                       $   --

 Deferred Revenue (Note A)                                     $  382,293

 Commitments and Contingencies (Note H)                        $   --

 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,125,563 shares
    at December 31, 1996, at stated value of $.05              $  256,278
   Additional paid-in capital                                   4,935,430

                                                               $5,191,708
  Retained Earnings (Deficit)                                 ( 3,737,032)

                                                               $1,454,676
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)

                                                               $1,229,756

                                                               $5,228,158


                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 1996 and 1995


                                                      1996        1995
Earned Revenues
 Gas marketing                                     $5,900,466  $3,375,266
 Well services                                        200,207     217,047
 Production and royalties                             441,465     427,459
 Equipment rental and service income                  167,483     174,638

                                                   $6,709,621  $4,194,410

 Proceeds from settlement                              --          95,341
 Recovery of bad debt                                  --          75,000
 Other income                                          45,022      78,175
 Equity in earnings of jointly owned
  company                                              12,449      --

                                                   $6,767,092  $4,442,926

Costs and Expenses
 Direct costs of earned revenues
   Gas marketing                                   $5,537,960  $3,265,031
   Well services                                      327,430     361,702
   Production                                         208,660     205,881
   Equipment expenses                                  44,455      45,844
   Depreciation and amortization                      110,723     117,079

                                                   $6,229,228  $3,995,537
 General and administrative                           397,149     443,960
 Depreciation                                          10,942      15,957
 Interest                                              10,808      22,683

                                                   $6,648,127  $4,478,137

Net Income (Loss) Before Income Taxes,
 as Restated For 1995                              $  118,965 ($   35,211)

Income Taxes (Note D)                                  --          --

Net Income (Loss), as Restated For 1995            $  118,965 ($   35,211)

Income (Loss) Per Common Share                     $     .023 ($     .007)




See notes to financial statements.

                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 1996 and 1995


                                               Capital in  Retained
                                      Common   Excess of   Earnings   Treasury
                                      Stock    Par Value   (Deficit)   Stock
Balance at January 1, 1995           $321,572  $4,867,999($3,820,786)($224,920)

Net Loss For the Year, as Restated      --         --    (    35,211)    --

Reclassify Shares Canceled          (  79,544)     79,544     --         --

Stock Bonus Issued                     14,250 (    12,113)    --         --

Balance at December 31, 1995         $256,278  $4,935,430($3,855,997)($224,920)

Net Income For the Year                 --         --        118,965     --

Balance at December 31, 1996         $256,278  $4,935,430($3,737,032)($224,920)


See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 1996 and 1995


                                                       1996        1995
Operating Activities
 Net income (loss), as restated for 1995            $  118,965  ($ 35,211)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion, depreciation and
    amortization                                       121,665    133,036
   Provision for losses on accounts
    receivable                                     (    5,327)  (  83,384)
   Gain on sale of property                              --     (   9,569)
   Issuance of stock bonus                               --         2,136
 Changes in operating assets and
  liabilities providing (using) cash:
   Accounts receivable                             (1,944,174)  ( 364,163)
   Inventories                                          23,722  (   3,367)
   Prepaid expenses                                     10,236      8,411
   Accounts payable                                  1,758,508    439,420
   Accrued expenses                                (    22,103)     1,214
   Deferred revenue                                     17,161     10,859

   Net cash provided by operating
    activities                                      $   78,653   $ 99,382

Investing Activities
 Purchases of property, plant and
  equipment                                        ($   78,335) ($104,228)
 Proceeds from sale of property                         --         20,800
 Investment in jointly-owned company               (   126,291) (   4,392)

   Net cash (used in) investing
    activities                                     ($  204,626) ($ 87,820)

Financing Activities
 Principal payments on borrowings                  ($   86,907) ($ 66,226)
 Payments on capital leases                             --      (  10,469)

   Net cash (used in) financing
    activities                                     ($   86,907) ($ 76,695)

Increase (Decrease) in Cash                        ($  212,880) ($ 65,133)

Cash at Beginning of Year                              819,803    884,936

Cash at End of Year (Note C)                        $  606,923   $819,803

See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                  Notes to Financial Statements
                        December 31, 1996


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

    Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of parts and piping utilized in the Company's oil and gas operations and gas produced in 1996 to be redelivered to customers in future periods.

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

    Earnings Per Share - Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,563 in 1996 and 5,054,313 in 1995).

    The following schedule summarizes the changes in the number of shares of capital stock:
                                                                Common
                                                                Stock
    Balance at January 1, 1995                                4,840,563
    Issuance of shares                                          285,000

    Balance at December 31, 1995 and 1996                     5,125,563

    Other - Certain reclassifications were made to the prior year's financial statements to conform to current presentations.

    Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.

    At December 31, 1996, the carrying amount of the Company's deposits was $447,520 and the bank balance was $568,428. Of the bank balance, $294,986 was covered by federal depository insurance and $273,442 was uninsured. The Company also maintains a $159,403 balance in a short-term government bond fund. This balance is not insured. (See Note C.)





NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    Restatement of 1995 Financial Statements - The accompanying financial statements for 1995 have been restated to correct an estimate of the cost of gas delivered to customers in 1995, income related to those deliveries and income in excess of the amount recorded received in a legal settlement. The effect of the restatement was to decrease net income for 1995 by $111,865 ($.022 per share), net of income tax of $0.

    A reconciliation of revenues and net income (loss) is as
follows:
                                                               1995
    Revenues:
      As previously reported                                $4,394,565
      Gas marketing sales                                       28,728
      Proceeds of settlement                                    19,633

      As restated                                           $4,442,926

    Net Income (Loss)
      As previously reported                                $   76,654
      Decrease                                             (   111,865)

      As restated                                          ($   35,211)

NOTE B - LONG-TERM DEBT
    Long-term debt is summarized as follows:
    Mortgage payable, individual, secured by
     all assets of the Company, payable in
     monthly payments of $7,523, including
     interest at 10.5%, through July, 1997.                      $48,132

    Current portion of long-term debt                           ( 48,132)

    Long-term debt                                               $  --

NOTE B - LONG-TERM DEBT (CONTINUED)

    The aggregate maturities of long-term debt of the mortgage obligation for the five years subsequent to December 31, 1996 are as follows:

              1997                                  $48,132
              1998                                     --
              1999                                     --
              2000                                     --
              2001                                     --

                                                    $48,132

NOTE C - CASH FLOW INFORMATION

    For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short-term investments with original maturities of three months or less.

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:
    Cash paid during the year for:

                                                        1996       1995
      Interest                                        $ 11,291   $ 22,683
      Income taxes                                       --         --

    Cash consists of the following at the end of each year presented:

                                                        1996       1995

    Cash in bank                                      $447,520   $506,781
    Short-term investment                              159,403    313,022

                                                      $606,923   $819,803

    Cash is classified as follows for financial statement reporting purposes:

                                                        1996       1995

    Unrestricted cash                                 $281,186   $521,160
    Bank overdraft                                       --     (  43,642)
    Cash restricted for well plugging                  325,737    342,285
                                                      $606,923   $819,803


NOTE D - INCOME TAXES

    The taxes on pretax income are reconciled with income tax
expense as follows:
                                                        1996       1995
    Expected tax on pretax income from
     continuing operations at statutory
     rate of 34%                                      $ 40,448   $  --

    Tax (benefit) expense of excess
     financial basis depreciation                    (   4,611) (   4,080)

    Tax (benefit) expense of net operating
     loss carryover                                  ($ 35,837)   $  --

    Tax (benefit) expense of non-
     deductible allowance for bad debts                  --         4,080

    Income tax expense                                $  --      $  --

    Amounts for deferred tax assets and liabilities are as follows:
                                                      1996        1995
    Deferred tax liability                          $   --      $   --

    Deferred tax asset                             $1,998,102  $2,025,146
    Valuation allowance                           ( 1,998,102)( 2,025,146)

                                                   $   --      $   --

    The net change in the valuation allowance was $27,044 between 1996 and 1995.

    The following temporary differences gave rise to the deferred tax asset at December 31, 1996 and 1995:
                                                        1996       1995
    Excess of financial accounting over
     tax depreciation                              $    4,611  $    4,080

    Tax credit carryforward                           549,157     549,156

    Net operating loss carryforward                 1,444,334   1,471,910

                                                   $1,998,102  $2,025,146




NOTE D - INCOME TAXES (CONTINUED)

    The Company has available at December 31, 1996, unused investment credits and operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                    Unused
                Year of           Investment          Unused Operating
              Expiration            Credits           Loss Carryforward

                 1998              $ 87,666               $  --
                 1999               183,968                  --
                 2000               226,056                  --
                 2001                51,467                 82,826
                 2002                 --                   867,597
                 2003                 --                 1,544,234
                 2004                 --                 1,593,565
                 2005                 --                     --
                 2006                 --                   102,646
                 2007                 --                     5,592
                 2008                 --                    51,581

                                   $549,157             $4,248,041

NOTE E - INVESTMENT IN JOINTLY OWNED COMPANY

    The Company owns a 45% interest in Northern Pipeline Company, LLC, which operates a pipeline for the transportation of natural gas and which began operations in July, 1996. This investment is carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

    Following is a summary of unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC:


                                                        1996       1995
    Current assets                                    $ 57,407   $  --
    Property and equipment, net                        300,513      --
    Other assets, net                                    5,564      --

                                                      $363,484   $  --

    Current liabilities                               $ 52,263   $  --
    Long-term debt                                      13,257      --

                                                      $ 65,520   $  --
    Equity                                             297,964      --

                                                      $363,484   $  --

    Sales                                             $ 54,142   $  --

    Net income                                        $ 27,211   $  --

NOTE F - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

    Transactions and balances for the years ended December 31,
1996 and 1995 are as follows:
                                                       1996        1995
    Drilling and well services
     revenue                                         $114,069    $104,097

    Production and royalties revenue                  340,911     308,026

    Gas marketing revenue                              20,061      20,162
                                                     __________   ________
                                                     $475,041    $432,285

    Accounts receivable                              $102,599    $ 71,169

    Accounts payable                                 $110,991    $ 93,745

2. The Company charges Northern Pipeline, LLC, for equipment rental and for a monthly management fee.

    Transactions and balances for the years ended December 31,
1996 and 1995 are as follows:
                                                       1996        1995
    Equipment rental and service
     income                                          $ 25,622    $  --

    Gas marketing revenue                              17,756       --

    Other income                                        2,200       --
                                                     $ 45,578    $  --

    Accounts receivable                              $ 10,892    $  --

NOTE G - BUSINESS SEGMENT INFORMATION

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


NOTE G - BUSINESS SEGMENT INFORMATION (CONTINUED)

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

                                                      1996        1995
    Revenues:
      Gas marketing                                $5,900,466  $3,375,266
      Well services and equipment
       rental                                         367,690     391,685
      Oil and gas production -
       unaffiliated customers                         441,465     427,459

                                                   $6,709,621  $4,194,410
      General corporate                                57,471     248,516

                                                   $6,767,092  $4,442,926

    Income (loss) before
     income taxes:
      Gas marketing                                $  362,506  $  110,235
      Well services and equipment
       rental                                     (    71,426)(    93,893)
      Oil and gas production                          189,313     182,531

                                                   $  480,393  $  198,873
      General corporate                           (   361,428)(   234,084)

                                                   $  118,965 ($   35,211)

    Identifiable assets:
      Gas marketing                                $3,679,207  $1,688,113
      Well services and equipment
       rental                                         456,660     480,034
      Oil and gas production                          669,883     991,282

                                                   $4,805,750  $3,159,429
      General corporate                               422,408     326,745

                                                   $5,228,158  $3,486,174

NOTE G - BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                      1996        1995
    Capital spending:
      Gas marketing                                $   --      $   --
      Well services and equipment
       rental                                          78,335     104,228
      Oil and gas production                           --          --

                                                   $   78,335  $  104,228
      General corporate                                --          --

                                                   $   78,335  $  104,228

    Depletion, depreciation and
     amortization:
      Gas marketing                                $   --      $   --
      Well services and equipment
       rental                                          67,231      78,032
      Oil and gas production                           43,492      39,047

                                                   $  110,723  $  117,079
      General corporate                                10,942      15,957

                                                   $  121,665  $  133,036

NOTE H - COMMITMENTS AND CONTINGENCIES

    All except eleven of the limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs. (See Note A). Upon closing of the partnerships, the Company will now assume all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 1996, the wells transferred to the Company from these partnerships continued to produce oil and gas. Also, as of December 31, 1996 the Company owned 216 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

    Under current promulgated regulations of the Pennsylvania Department of Environmental Protection, Oil and Gas Division, to the extent that the mechanical integrity of the wells is sound, non-producing wells can receive a permit to be placed on inactive status for an indefinite period of time and not be plugged. Also, wells that fail to produce enough gas to feed transportation lines will still produce some gas; at that time, instead of being plugged, the wells would be available to be turned over to landowners, who could use gas produced for personal home utilities.



NOTE H - COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Lastly, future explorations may discover formations deeper than those existing, and non-producing wells may be deepened to access them. For these reasons, no well-plugging liability relating to gas wells owned directly by the Company, or in which the Company has an interest as a general partner, has been recorded as of December 31, 1996.

    The Company is also a party to several actions which arise in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.

NOTE I - MAJOR CUSTOMERS AND SUPPLIERS

    The Company makes a substantial portion of its gas marketing sales to three customers. During 1996 and 1995, sales to the three largest customers aggregated approximately $1,446,000 (25%) and $1,252,000 (37%), respectively. At December 31, 1996 and 1995, amounts due from those customers included in trade accounts receivable were approximately $352,000 and $149,000, respectively.

    During 1996 and 1995, the Company purchased approximately
$3,475,000 (63%) and $2,818,000 (86%), respectively, of gas for resale from four suppliers. At December 31, 1996 and 1995, amounts due to those suppliers included in accounts payable were approximately $1,109,000 and $494,000, respectively.


NOTE J - OTHER INCOME

    In 1995, the Company received a settlement of $95,341 which consisted of a disputed receivable from a utility.

    Also, in early 1996, the Company received payment of another receivable which had previously been written off. Due to this item's subsequent receipt, the $75,000 prior year's bad debt provision was restored and considered to be collectible at December 31, 1995.

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.




NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    Long-Term Debt - Fair value approximates carrying value since the stated rate is similar to rates currently available to the Company for debt with similar terms and remaining maturities.

    The estimated fair values of the Company's financial instruments as of December 31, 1996, are as follows:

                                                      Carrying    Fair
                                                       Amount     Value
    Financial assets:
      Cash                                            $606,923   $606,923

    Financial liabilities:
      Long-term debt                                  $ 48,132   $ 48,132

NOTE L - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)

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
                                                     Gas (MCF)  Oil (BBL)
Proved reserves at December 31, 1994                 1,048,816     6,698

Production                                          (  149,643)   (2,318)
Revisions in previous quantity estimates                72,221     1,971

Proved reserves at December 31, 1995                   971,394     6,351

Production                                          (  177,076)   (1,781)
Revisions in previous quantity estimates                74,434     3,131

Proved reserves at December 31, 1996                   868,752     7,701

NOTE L - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

    Capitalized Costs - The Company's net investment in oil and gas producing properties, excluding transmission equipment, at
December 31, 1996 and 1995 is as follows:
                                                      1996        1995
    Proved oil and gas properties                  $5,740,913  $5,740,913
    Accumulated depletion, depreciation
     and amortization                             ( 5,598,591)( 5,555,099)

                                                   $  142,322  $  185,814

    Costs Incurred in Oil and Gas Property Acquisitions,
Exploration and Development Activities - There were no costs incurred in oil and gas property acquisitions, exploration and development activities for the years ended December 31, 1996 and 1995.

    Results of Operations for Oil and Gas Producing Activities -
The following summarizes the "Results of Operations for Producing
Activities" as defined by FASB 69, for the years ended December 31,
1996 and 1995.  As required, income taxes are included in the results, but were computed under FASB guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.
                                                        1996       1995
    Revenues, as Restated for 1995                    $964,125   $734,221

    Less:
      Production costs                                $368,814   $384,976
      Depletion, depreciation
       and amortization                                 88,626     93,663

                                                      $457,440   $478,639

                                                      $506,685   $255,582
    Income taxes                                         --         --

    Results of operations from
     oil and gas producing
     activities before corporate
     overhead and interest costs                      $506,685   $255,582







NOTE L - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

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
                                                      1996        1995
    Future cash inflows                            $2,024,000  $2,605,000
    Future production costs                       (   963,000)( 1,407,000)
    Future income tax expense                          --          --

    Future after-tax net cash
     flows                                         $1,061,000  $1,198,000
    10% annual discount                           (   495,000)(   559,000)

    Standardized measure of
     discounted future net
     cash flows                                    $  566,000  $  639,000

NOTE L - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

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
                                                       1996        1995
    Beginning of year                                $639,000    $876,000

    Changes resulting from:
      Sales of production, as restated
       for 1995                                     ($964,000)  ($734,000)
      Net change in prices
       relating to future
       production                                     456,000   ( 607,000)
      Extensions and discoveries                        --          --
      Revisions in previous
       quantity estimates                             216,000     218,000
      Accretion of discount                            56,000      65,000
      Net change in income taxes                        --          --
      Other                                           163,000     821,000

      Net increase (decrease)                       ($ 73,000)  ($237,000)

    End of year                                      $566,000    $639,000


                       FORM 10-KSB ITEM 13
                  VINEYARD OIL AND GAS COMPANY
                             EXHIBITS


Exhibit Number              Document

    11             Computation of earnings per share

    27             Financial data schedule


                           EXHIBIT NUMBER 11
                   COMPUTATION OF EARNINGS PER SHARE
            For the Years Ended December 31, 1996 and 1995

                                                     1996        1995
Net Income (Loss), as Restated For 1995         $  118,965   ($  35,211)

Weighted Average Number of Common
 Equivalent Shares Outstanding                   5,125,563    5,054,313

Net Income Per Common Share                     $     .023  ($     .007)