Form 10KSB/A
period 1996-12-31
VINEYARD OIL & GAS CO
filed 1997-05-06
CIK 777582

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

    Transactions and balances for the years ended December 31,
1996 and 1995 are as follows:
                                                       1996        1995
    Drilling and well services
     revenue                                         $114,069    $104,097

    Production and royalties revenue                  340,911     308,026

    Gas marketing revenue                              20,061      20,162
                                                     __________   ________
                                                     $475,041    $432,285

    Accounts receivable                              $102,599    $ 71,169

    Accounts payable                                 $110,991    $ 93,745

2. The Company charges Northern Pipeline, LLC, for equipment rental and for a monthly management fee.

    Transactions and balances for the years ended December 31,
1996 and 1995 are as follows:
                                                       1996        1995
    Equipment rental and service
     income                                          $ 25,622    $  --

    Other income                                        2,200       --
                                                     $ 23,422    $  --

    Accounts receivable                              $ 10,892    $  --

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