Form 10QSB
period 1997-03-31
VINEYARD OIL & GAS CO
filed 1997-06-03
CIK 777582

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

For the quarterly period ended March 31, 1997

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

     Common Stock, No Par Value - 5,125,562.50 shares as of March 31, 1997

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                      March 31,   December 31,
                                                      1997        1996
ASSETS
Current Assets
  Cash                                                $   334,284 $   281,186
  Accounts receivable                                   2,912,536   3,667,173
  Inventories                                             186,775     198,686
  Prepaid Expenses                                         36,984      22,346
                                                       __________  __________
Total Current Assets                                    3,470,579   4,169,391
  Property, Plant and Equipment                         8,577,994   8,577,994
                                                       __________  __________
 Accumulated depreciation                             (7,997,830) (7,914,048)
                                                          580,164     602,347

Deferred Costs and Other Assets
  Cash restricted for plugging                            334,309     325,737
  Other noncurrent assets                                 150,500     130,683
                                                       __________  __________
                                                          484,809     346,677
                                                       __________  __________
TOTAL ASSETS (NOTE)                                   $ 4,535,552 $ 5,228,158
                                                       __________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                      $ 2,786,822 $ 3,515,682
Other accrued liabilities                                  18,426      52,295
Current portion, long term debt                            33,866      48,132
                                                       __________  __________
Total Current Liabilities                               2,839,114   3,616,109

Long Term Debt - less current portion                           0           0
Deferred revenue                                          384,355     382,293
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares at March 31, 1997,
 at stated value of $.05                                  256,278     256,278
Additional paid-in capital                              4,935,430   4,935,430
                                                       __________  __________
                                                        5,191,708   5,191,708

Retained earnings (deficit)                            (3,654,705) (3,737,032)
                                                       __________  __________
                                                        1,537,003   1,454,676
Less: cost of 67,944 shares held in treasury            ( 224,920)  ( 224,920)
                                                       __________  __________
                                                        1,312,083   1,229,756
                                                       __________  __________
                                                      $ 4,535,552 $ 5,228,158
                                                       __________  __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                             FOR THE THREE MONTHS

                        ENDED MARCH 31, 1997 AND 1996

                          VINEYARD OIL & GAS COMPANY

                              3 Months    3 Months
                              Ended       Ended
                              March 31,   March 31,
                              1997        1996

Earned revenues               $ 2,872,400 $ 1,997,868
Other Income                       25,690      33,625
                               __________  __________
                                2,898,090   2,031,493

Cost of Earned Revenues         2,718,384   1,781,370
Selling, general and
 administrative expenses           95,890      90,363
Interest                            1,489       3,210
                               __________  __________
                                2,815,763   1,874,943
                               __________  __________
Income before income taxes         82,327     156,550
Income taxes                            0           0
                               __________  __________
Net Income                         82,327     156,550

Retained Earnings (Deficit)
  Beginning of period          (3,737,032) (3,744,132)
                               __________  __________
Retained Earnings (Deficit)
  End of period                (3,654,705) (3,587,582)
                               __________  __________
Income per common share              .016        .031
                               __________  __________

See Accompanying Notes to Financial Statements








                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                              3 Months    3 Months
                              Ended       Ended
                              March 31,   March 31,
                              1997        1996

Cash flow from operating
  activities:
Income (loss) from operations $    82,327 $   156,550

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     22,183      21,722
 Provision for losses on
 accounts receivable and
 inventories                        6,000           0
 Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable            748,637    (997,116)
   Inventories                     11,911     (23,019)
   Prepaid expenses                14,638       8,466
   Other assets                   (19,817)    (17,166)
   Accounts payable              (728,860)  1,088,118
   Other current liabilities      (33,869)    (48,659)
   Deferred revenue                 2,062       4,740
                               __________  __________
 Net cash provided by (used in)
   operating activities            75,936     193,686
                               __________  __________
Cash flow from investing
 activities:Capital expenditures        0     (54,291)
                               __________  __________
Net cash used in investing
 activities                             0     (54,291)
                               __________  __________
Cash flow from financing
 activities:Principal payments
 on borrowings                   ( 14,266)   ( 19,359)
                               __________  __________
Net cash (used in) financing
 activities                      ( 14,266)   ( 19,359)
                               __________  __________
Increase (Decrease) in cash        61,722     120,036

Cash at beginning of period       606,923     819,803
                               __________  __________
Cash at end of period          $  668,593  $  939,839
                               __________  __________

See notes to condensed financial statements.





                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        MARCH 31, 1997

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended March 31, 1997, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1997 and 1996).

3. No federal income tax was due or paid during the periods ending March 31 1997, and 1996, due to available operating loss carry forwards.

4.  Long-term debt

     Long-term debt is summarized as follows:

                                   March 31, 1997          December 31, 1996

     Mortgage payable individual,
     secured by all assets of the
     Company, payable in monthly
     payments of $7,523, including
     interest at 10.5%, through
     July, 1997.                       $ 33,866                 $ 48,132

                                     __________               __________
                                         33,866                   48,132

     Current portion long-term debt    ( 33,866)                ( 48,132)
                                     __________               __________
                                              0                        0
                                     __________               __________


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED MARCH 31, 1997

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position increased $61,670 during the quarter of 1997. Accounts receivable decreased $748,637 and accounts payable decreased $728,860, resulting in a net increase in cash of $19,777. Inventories decreased $11,911, or 6% from December 31, 1996, due to normal activity. Prepaid and accrued expenses did not change materially in the first quarter. Net current assets increased $78,183 over the balance at December 31, 1996. There were no purchases of long-lived assets during the first quarter of 1997. Depreciation and amortization accounted for the increase and accumulated depreciation.

     Long term debt decreased by $14,166 during the quarter ended March 31, 1997. No additional debt was incurred during this period. Deferred revenue increased $2,062 during this period, such increase resulting from earnings on funds held for future plugging costs. Shareholders' equity increased $82,327, the amount of net income for the three month period ended March 31, 1997.

     Earned revenues increased $874,532 or 44%, over the same three month period in 1996. This increase was mainly the result of the volume of gas sold in 1997 as compared to 1996. Other income decreased slightly, by $7,935 over the prior year. Cost of earned revenues increased proportionately by $937,014, or 53%, over the three month period ended March 31, 1996, the result of increased gas purchases for this period. Selling, general and administrative expenses increased $5,527, or 6%, due to normal cost increases. Interest expense decreased because of reduced long-term debt. Net income decreased $74,223, or 47%, from March 31, 1996. The principle reason was mainly the decrease in gas marketing income of $30,910. Although the volumes of transactions increased, the margin of profit decreased.

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