Form 10QSB
period 1997-06-30
VINEYARD OIL & GAS CO
filed 1997-09-18
CIK 777582

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

For the quarterly period ended June 30, 1997

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

     Common Stock, No Par Value - 5,125,562.50 shares as of June 30, 1997

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                      June 30,    December 31,
                                                      1997        1996
ASSETS
Current Assets
  Cash                                                $   312,445 $   281,186
  Accounts receivable                                   1,999,876   3,667,173
  Inventories                                             174,071     198,686
  Prepaid Expenses                                         39,742      22,346
                                                       __________  __________
Total Current Assets                                    2,526,134   4,169,391
  Property, Plant and Equipment                         8,577,994   8,577,994
  Accumulated depreciation                             (8,019,387) (7,975,647)
                                                       __________  __________
                                                          558,607     602,347

Deferred Costs and Other Assets
  Cash restricted for plugging                            340,763     325,737
  Investment at equity                                    168,109     130,683
                                                       __________  __________
                                                          508,872     456,420
                                                       __________  __________
TOTAL ASSETS (NOTE)                                   $ 3,593,613 $ 5,228,158
                                                       __________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                      $ 1,877,295 $ 3,515,682
Other accrued liabilities                                  21,254      52,295
Current portion, long term debt                            11,996      48,132
                                                       __________  __________
Total Current Liabilities                               1,910,545   3,616,109

Long Term Debt - less current portion                           0           0
Deferred revenue                                          387,468     382,293
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares at June 30, 1997,
 at stated value of $.05                                  256,278     256,278
Additional paid-in capital                              4,935,430   4,935,430
                                                       __________  __________
                                                        5,191,708   5,191,708

Retained earnings (deficit)                            (3,671,188) (3,737,032)
                                                       __________  __________
                                                        1,520,520   1,454,676
Less: cost of 67,944 shares held in treasury            ( 224,920)  ( 224,920)
                                                       __________  __________
                                                        1,295,600   1,229,756
                                                       __________  __________
                                                      $ 3,593,613 $ 5,228,158
                                                       __________  __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                     FOR THE THREE MONTHS AND SIX MONTHS

                        ENDED JUNE 30, 1997 AND 1996

                          VINEYARD OIL & GAS COMPANY

                              3 Months    3 Months    6 Months     6 Months
                              Ended       Ended       Ended        Ended
                              June 30,    June 30,    June 30,     June 30,
                              1997        1996        1997         1996

Earned revenues               $ 2,036,062 $   855,465 $ 4,908,462  $ 2,853,333
Other Income                       19,317      14,559      45,007       48,184
                               __________  __________ ___________  ___________
                                2,055,379     870,024   4,953,469    2,901,517

Cost of Earned Revenues         1,959,242     705,367   4,677,626    2,486,737
Selling, general and
 administrative expenses          111,869     109,786     207,759      200,149
Interest                              751       3,037       2,240        6,247
                               __________  __________ ___________  ___________
                                2,071,862     818,190   4,887,625    2,693,133
                               __________  __________ ___________  ___________
Income before income taxes        (16,483)     51,834      65,844      208,384
Income taxes                            0           0           0            0
                               __________  __________ ___________  ___________
Net Income                        (16,483)     51,834      65,844      208,384

Retained Earnings (Deficit)
  Beginning of period          (3,654,705) (3,587,582) (3,737,032)  (3,744,132)
Retained Earnings (Deficit)
  End of period                (3,671,188) (3,535,748) (3,671,188)  (3,535,748)
                               __________  __________ ___________  ___________
Income per common share             (.003)       .010       .0128         .041
                               __________  __________ ___________  ___________

See Accompanying Notes to Financial Statements









                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                              3 Months    3 Months      6 Months   6 Months
                              Ended       Ended         Ended      Ended
                              June 30,    June 30,      June 30,   June 30,
                              1997        1996          1997       1996

Cash flow from operating
  activities:
Income (loss) from operations $   (16,483) $   51,834   $  65,844  $  208,384

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     21,557      23,959      43,740      45,681
 Provision for losses on
 accounts receivable and
 inventories                        6,000       6,000      12,000       6,000
 Gain on sale of property               0           0           0         100
 Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable            906,660   1,407,353   1,655,297     410,237
   Inventories                     12,704      11,758      24,615     (11,261)
   Prepaid expenses                (2,758)      6,945     (17,396)     15,411
   Other assets                   (17,609)    (24,965)    (37,426)    (42,081)
   Accounts payable              (909,527) (1,633,275) (1,638,387)   (588,799)
   Other current liabilities        2,828       8,936     (31,041)    (39,723)
   Deferred revenue                 3,113       4,690       5,175       9,430
                               __________  __________  __________  __________
 Net cash provided by (used in)
   operating activities             6,485    (136,765)     82,421      13,379
                               __________  __________  __________  __________
Cash flow from investing
 activities:Capital expenditures        0      (3,802)          0     (58,093)
                               __________  __________  __________  __________
Net cash used in investing
 activities                             0      (3,802)          0     (58,083)
                               __________  __________  __________  __________
Cash flow from financing
 activities:Principal payments
 on borrowings                   ( 21,870)   ( 19,531)    (36,136)    (38,890)
                               __________  __________  __________  __________
Net cash (used in) financing
 activities                      ( 21,870)   ( 19,531)    (36,136)    (38,890)
                               __________  __________  __________  __________
Increase (Decrease) in cash      ( 15,385)   (160,098)     46,285     (83,604)

Cash at beginning of period       668,593     939,839     606,923     863,345
                               __________  __________  __________  __________
Cash at end of period          $  653,208  $  779,741  $  653,208  $  779,741
                               __________  __________  __________  __________

See notes to condensed financial statements.





                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                          JUNE 30, 1997

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended June 30, 1997, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1997 and 1996).

3. No federal income tax was due or paid during the periods ending June 30 1997, due to available operating loss carry forwards.

4.  Long-term debt

     Long-term debt is summarized as follows:

                                   June 30, 1997           December 31, 1996

     Mortgage payable individual,
     secured by all assets of the
     Company, payable in monthly
     payments of $7,523, including
     interest at 10.5%, through
     July, 1997.                       $ 11,996                 $ 48,132

                                     __________               __________
                                         11,996                   48,132

     Current portion long-term debt    ( 11,996)                ( 48,132)
                                     __________               __________
                                              0                        0
                                     __________               __________


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED JUNE 30, 1997

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position increased $46,285, or 7.6%, for the six month period and decreased $15,385, or 2.3%, for the three month period ended June 30, 1997. Accounts receivable decreased $1,655,297, or 45%, for the six month period and $906,660, or 31%, for the three month period. Accounts payable decreased $1,638,387, or 47%, and $909,527, or 33%, for the same periods. The net effect of accounts receivable and accounts payable balances was a cash increase of $16,910 for the six month period and a cash decrease of $2,867 for the three month period. The majority of accounts receivable and accounts payable are associated with gas marketing. Marketing volumes are generally higher during the fourth and first quarters of the year, thus the large dollar volume changes during the year. Inventories decreased $24,615 and $12,704 for the six and three month periods respectively. This is in line with the Company's policy of attempting to reduce inventory levels to current requirements. Prepaid expenses increased $17,396 for the six month period, of which was for prepaid gas in 1997. Other assets increased $37,426 and $17,609 for the six and three month periods. This represents additional investment in pipelines. There were no fixed asset purchases during this period. The increase in accumulated depreciation was accounted for by depreciation and amortization charges of $43,740 and $21,557 for the six and three month periods.

     Current liabilities decreased by $1,705,564 for the six month period ended June 30, 1997. Of this amount, $1,638,387 was attributable to accounts payable as explained previously.

     No additional long term debt was incurred during the six month period ended June 30, 1997. Outstanding debt of $11,996 is shown as current portion of long-term debt in current liabilities. Deferred revenue increased $5,175 for the six month period, such amount representing interest earned on monies held for future plugging activities.

     Shareholders' equity increased $65,844 in the six month period, this being the net income for the six month period ended June 30, 1997.

Material Changes and Results of Operations

     Earned revenues increased $2,055,129 for the six month period and $1,180,597 for the three month period ended June 30, 1997, over the same periods in 1996. Of these increases, gas marketing revenues accounted for $1,962,959 and $1,128,046. Offsetting gas purchases increased $2,077,575 and $1,225,325 resulting in a net gas marketing revenue decrease of $114,616 for the six month period and $97,279 for the three month period in 1996. The main reason for the decrease in net revenues in 1997 was a decrease in spot deal margins. Other income remained materially the same during the comparable periods. Cost of earned revenues increased $2,190,889 of which $2,077,575 was gas marketing for the six month period. The remaining increase of $113,314 was caused mainly by costs which increased proportionately to income in other revenues. Selling general and administrative expenses remained fairly constant for the six and three month periods as compared to similar periods for 1996. Interest expense decreased $4,007 and $2,286 for the respective periods as a result of debt reduction during the period.

     Net income decreased $142,540 and $68,317 for the six and three month periods ended June 30, 1997, as compared to the prior year. For the six month period, net gas marketing revenues decreased $114,616 and for the three month period net gas marketing revenues decreased $97,279. Net gas marketing decreases accounted for a substantial part of the decrease in net income.


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