Form 10QSB
period 1997-09-30
VINEYARD OIL & GAS CO
filed 1997-12-02
CIK 777582

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

For the quarterly period ended September 30, 1997

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

     Common Stock, No Par Value - 5,125,562.50 shares as of September 30, 1997

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                    September 30, December 31,
                                                    1997          1996
ASSETS
Current Assets
  Cash                                              $   640,363   $   281,186
  Accounts receivable                                 1,441,893     3,667,173
  Inventories                                           180,622       198,686
  Prepaid Expenses                                       26,594        22,346
                                                     __________    __________
Total Current Assets                                  2,289,472     4,169,391
  Property, Plant and Equipment                       8,581,971     8,577,994

 Accumulated depreciation                             8,039,572     7,975,647
                                                       _________   __________
                                                        542,399       602,347

Deferred Costs and Other Assets
  Cash restricted                                       347,958       325,737
  Other noncurrent assets                               195,527       130,683
                                                     __________    __________
                                                        543,485       456,420
                                                     __________    __________
TOTAL ASSETS (NOTE)                                 $ 3,375,356   $ 5,228,158
                                                     __________    __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                    $ 1,674,170   $ 3,515,682
Other accrued liabilities                                36,067        52,295
Current portion, long term debt                               0        48,132
                                                     __________    __________
Total Current Liabilities                             1,710,237     3,616,109

Long Term Debt - less current portion                                       0
Deferred revenue                                        389,880       382,293
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares at September 30, 1997,
 at stated value of $.05                                256,278       256,278
Additional paid-in capital                            4,935,430     4,935,430
                                                     __________    __________
                                                      5,191,708     5,191,708

Retained earnings (deficit)                          (3,691,549)   (3,737,032)
                                                     __________    __________
                                                      1,500,159     1,454,676
Less: cost of 67,944 shares held in treasury          ( 224,920)    ( 224,920)
                                                     __________    __________
                                                      1,275,239     1,229,756
                                                     __________    __________
                                                    $ 3,375,356   $ 5,228,158
                                                     __________    __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                     FOR THE THREE MONTHS AND NINE MONTHS

                       ENDED SEPTEMBER 30, 1997 AND 1996

                          VINEYARD OIL & GAS COMPANY

                          3 Months      3 Months     9 Months      9 Months
                          Ended         Ended        Ended         Ended
                          Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
                          1997          1996         1997          1996

Earned revenues           $ 1,816,242   $ 1,883,818  $ 6,724,704   $ 4,737,151
Other Income                    7,585         4,044       52,592        52,228
                           __________    __________   __________    __________
                            1,823,827     1,887,862    6,777,296     4,789,379

Cost of Earned Revenues     1,724,740     1,907,899    6,402,366     4,394,636
Selling, general and
 administrative expenses      119,255       113,054      327,014       313,203
Interest                          194         2,349        2,434         8,596
                           __________    __________   __________    __________
                            1,844,189     2,023,302    6,731,814     4,716,435
                           __________    __________   __________    __________
Income before income taxes    (20,362)     (135,440)      45,482        72,944
Income taxes                        0             0            0             0
                           __________    __________   __________    __________
Net Income                    (20,362)     (135,440)      45,482        72,944

Retained Earnings (Deficit)
  Beginning of period      (3,671,187)   (3,535,748)  (3,737,031)   (3,744,132)
                           __________    __________   __________    __________
Retained Earnings (Deficit)
  End of period            (3,691,549)   (3,671,188)  (3,691,549)   (3,671,188)
                           __________    __________   __________    __________
Income per common share         (.004)        (.027)        .009          .014
                           __________    __________   __________    __________

See Accompanying Notes to Financial Statements
00









                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
      FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

[CAPTION]

                              3 Months    3 Months     9 Month    9 Months
                              Ended       Ended        Ended      Ended
                              Sept. 30,   Sept. 30,    Sept. 30,  Sept. 30,
                              1997        1996         1997       1996

Cash flow from operating
  activities:
Income (loss) from operations $   (20,362)$  (135,440) $  45,482  $   72,944

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     20,185      28,261     63,925      73,942
 Provision for losses on
 accounts receivable and
 inventories                            0       6,000     12,000      12,000
Gain on sale of property
Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable            557,983    (621,813) 2,213,280    (211,576)
   Inventories                     (6,551)    (12,337)    18,064     (23,598)
   Prepaid expenses                13,148       9,458     (4,248)     24,869
   Other assets                   (27,418)    (25,368)   (64,844)    (67,449)
   Accounts payable              (203,125)    584,899 (1,841,512)     (3,900)
   Other current liabilities       14,813      55,790    (16,228)     16,067
   Deferred revenue                 2,412       4,449      7,587      13,879
                               __________  __________   ________   _________
 Net cash provided by (used in)
   operating activities           351,085    (106,101)   433,506     (92,822)
                               __________  __________   ________   _________
Cash flow from investing
 activities:Capital expenditures   (3,976)    (20,241)    (3,976)    (78,334)
            Common Stock                0           0          0           0
                               __________  __________   ________   _________
Net cash used in investing
 activities                        (3,976)    (20,241)    (3,976)    (78,334)
                               __________  __________   ________   _________
Cash flow from financing
 activities:Principal payments
 on borrowings                    (11,996)    (20,221)   (48,132)    (59,111)
                               __________  __________   ________   _________
Net cash (used in) financing
 activities                       (11,996)    (20,221)   (48,132)    (59,111)
                               __________  __________   ________   _________
Increase (Decrease) in cash       335,113    (146,563)   381,398    (230,267)

Cash at beginning of period       653,208     779,741    606,923     863,445
                               __________  __________   ________   _________
Cash at end of period          $  988,321  $  663,178  $ 988,321  $  633,178
                               __________  __________   ________   _________

See notes to condensed financial statements.





                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 1997

1. In the opinion of the Company, the accompanying condensed financial statements contain all adjustments(consisting only of normal accruals)necessary to present fairly the results for the nine months ended September 30, 1997, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1997 and 1996).

3. No federal income tax was due or paid during the period ending September 30, 1997, due to available operating loss carry forwards.

4.  Long-term debt is summarized as follows:

[CAPTION]

                                   September,  30, 1997    December 31, 1996

     Mortgage payable individual,
     secured by all assets of the
     Company, payable in monthly
     payments of $7,523, including
     interest at 10.5%, through
     September, 1997.                  $      0                 $ 48,132

                                     __________               __________
                                              0                   48,132

     Current portion long-term debt           0                  (48,132)
                                     __________               __________
                                       $      0                 $      0
                                     __________               __________


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      IN THE QUARTER ENDED SEPTEMBER 30, 1997

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position increased $381,398 for the nine month period end September 30, 1997, $335,113 of which occurred in the three month period ending September 30, 1997. The net increase in cash resulting from receivable collections and payment of accounts payable was $367,119 for the nine month period and $354,858 for the three month period, accounting for the majority of the cash increase. Inventories decreased slightly, $18,064, or 9%, in the nine month period due to normal activity. The increase in other assets of $64,844 and $27,418 for the nine and three month periods was due principally to additional investment in a limited liability corporation. Other current liabilities did not vary materially.

     The Company had capital expenditures of $3,976 in the nine month period ended September 30, 1997. The allowance for depreciation increased $63,925, and $20,185 for the nine and three month periods, the amount of depreciation and amortization charged to operations.

     Long term debt decreased $48,132 and $11,996 for the nine and three month periods ended September 30, 1997. The debt was paid off in August, 1997, and no new debt was incurred as of September 30, 1997.

     Shareholders' equity increased $45,482 for the nine month period and decreased $20,362 for the three month period. These changes represent the results of operations for the respective periods.

Material Changes and Results of Operations

     Earned revenues increased $1,987,553 for the nine month period and decreased $67,576 for the three month period ended September 30, 1997, as compared to similar periods in 1996. The major reason for the nine month increase is the increase in volume of natural gas sales in 1997 of $1,925,143. Gas marketing comprises 87% of total revenues. The same is true for cost of earned revenues. Of the increase of $2,007,730 in costs, gas purchases increased $1,964,953. Gas purchases comprise 87% of the total cost of earned revenues.

     Selling, general and administrative expenses increased $13,811, or 4%, for the nine month period and $6,201, or 5%, for the three month period ended September 30, 1997, as compared to the same periods in 1996. There were no unusual increases within this area. Interest expense decreased $6,162 and $2,155 for the nine and three month period due to decreasing loan balances during the period.

     Net income decreased $27,462 for the nine month period and increased $115,078 for the three month period ended September 30, 1997, as compared to similar periods in 1996. The three month increase over 1996 is due to increased marketing activity over the three month period as compared to the same period in 1996.


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