Form 10KSB
period 1997-12-31
VINEYARD OIL & GAS CO
filed 1998-04-15
CIK 777582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission File Number:
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

Yes  X     No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts II or III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year:  $_____________

As of March 31, 1998, there were __________ shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of Vineyard oil & Gas Company (hereinafter referred to as Vineyard, Company, or Registrant) on that date is unknown. The
Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

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

Further information concerning the industry segments of the Registrant can be found in Note G, Business Segment Information, in the notes to the financial statements dated December 31, 1997, included in this Form 10-KSB.

NARRATIVE DESCRIPTION OF BUSINESS DURING FISCAL 1997

Exploration and Development Activities

Vineyard engaged in no exploration and development activities during fiscal 1997, and the Company does not foresee any exploration or development activities during fiscal 1998.

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

Management of Investment Partnerships

As of March 31, 1998, the Company was the General Partner of 11 Limited Partnerships for which it maintained all books, records and annually provided appropriate tax information.

Revenue from Activities

The total revenue contributed by each of the various activities of the Company for the last two fiscal years is set forth in the Income Statement attached to this report.

Sources and Availability of Raw Materials

The Company possesses sufficient equipment to engage in all phases of drilling and completing wells other than the actual drilling, hydrofracturing, and some aspects of logging. These three (3) items must be subcontracted. The availability of these services, as well as tubular goods and other production equipment, can be a limiting factor to the Company's ability to drill wells. This was not a factor during fiscal 1997 due to the low level of drilling activity in the Company's areas of operation. The current prices for natural gas and oil, leads the Company to believe that there will not be a shortage of these materials during 1998.
The Company is cognizant, however, that the oil and gas industry is subject to tremendous flux and a sudden increase in prices could result in shortages.

Seasonality of Business

The various segments of the Registrant's business are subject to seasonal changes. Drilling and well services, specifically drilling, historically has focused in the first three (3) months of the calendar year. This focus is the result of drilling programs closing near year-end. As there were no drilling program solicitations in 1997, there has been no drilling in the first three (3) months of 1998. Revenues generated by the sale of natural gas are also seasonal, with more demand coming in the colder winter months when heating consumption is high. Vineyard has continued to stabilize its sales of natural gas by entering into contracts with individual industrial end-users to provide for a more level consumption of natural gas on a twelve (12) month basis.


Comments Concerning Liquidity and Capital Resources

Information concerning Vineyard's practices with respect to liquidity and capital resources is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Item __.

Major Customers

See Related Parties Transactions and Business Segment Information, and
Major Customers and Suppliers contained in Notes __, __ and __ to the Financial Statements dated December 31, 1997, included in this Form 10-KSB.

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

The agreements that Vineyard has with the pipeline companies, permit transportation of Vineyard's production to end-users. While the existence and availability of end-users is benefiting the Company in regards to a higher price for productions, as well as the taking of higher volumes, said end-user market is dependent on the transmission companies. Lack of sales to end-users would cause a reduction in the price received by the Company for which the Company could sell on a day-to-day basis. The Company is confident that it possesses the contacts, knowledge, and information necessary to continue to market natural gas to end-users. The Company's ability to market to end-users is such that it is now marketing significant volumes of natural gas for third party producers of natural gas to industrial and commercial end-users for a fee payable to the Company.

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

The Company also owns a 45% interest in Northern Pipeline Company LLC which imposes a gathering charge for the collection of natural gas as discussed in Note __ to the financial statements dated December 31, 1997, included in this Form 10-KSB.

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

Employees

On March 31, 1998, the Company had 15 full-time employees. None of Vineyard's employees are presently represented by a union for collective bargaining purposes.

ITEM 2.  PROPERTIES

Information Concerning Reserves, Production Wells, Acreage, Drilling Activities, and Real Estate are as follows:

Introduction

The Company believes that it has satisfactory title to its interests in developed oil and gas properties, all of which are located primarily in New York and Pennsylvania. Substantially all of the Company's assets in its proved developed reserves have been pledged to secure certain borrowings discussed in Item ___ herein. The Company's developed oil and gas properties are also subject to customary royalty interest generally contracted for in connection with the acquisition of the properties, burdens incident to operating agreements, current taxes, and easements and restrictions (collectively, "Burdens"). The Burdens are customary in the Company's industry and do not place the Company in a competitive disadvantage.

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

Significant Properties

As of March 31, 1998, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves, including the Company's interest in reserves owned by 11 Partnerships.

Oil and Gas Reserve Information

See Proved Reserves Table included in Note ___ (unaudited) to the Financial Statements dated December 31, 1997, included in this Form 10-KSB.



Reserves Reported to Other Agencies

Vineyard does not file any estimates of total proved net oil or gas reserves with any other Federal authority or agency, other than the Securities and Exchange Commission on this Form 10-KSB.

Oil and Gas Production

The following table sets forth net quantities of oil and natural gas produced by Vineyard, including its proportional share in production of partnerships, for the fiscal years indicated.  All production is from wells located in the United States.  For further information see Note ___ to the
Financial Statements dated December 31, 1997, included in this Form 10-KSB.
                                     1997                1996
GAS (mcfs)                        144,896             177,076
OIL (barrels)                         810               1,781

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.
                                     1997                1996
Average Annual Sales Price
per Unit of Gas (mcf)               $2.80               $2.39

Average Annual Sales Price
per Unit of Oil (barrel)           $17.83              $19.78

Equivalent Average Annual Production Cost

                                     1997                1996

Gas (per mcf)                       $1.91               $1.23
Oil (per barrel)                   $21.92              $12.46

Oil and Gas Wells

The following table sets forth information as of March 31, 1998, regarding the Company's productive oil and gas wells.
                              Gross Wells           Net Wells
Gas Wells                        169                   140
Oil Wells                         79                    79

(Two (2) of the gas wells listed above are combination wells producing oil and natural gas. Thirteen (13) of the oil wells are currently producing natural gas, as well as oil.)

Acreage

The following table sets forth information as of March 31, 1998, regarding the Company's developed and undeveloped oil and gas acreage.



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

Drilling Activity

There has been no drilling activity in fiscal 1997 and 1996.

Present Activities

As of March 31, 1998, no wells were in the process of drilling.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings for the Company other than being party to several actions which arise in the normal course of the Company's business. In Management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse affect upon the financial position of the Company.

See Note ___ to the Financial Statements dated December 31, 1997, included in this Form 10-KSB.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Value of Common Stock

There is no established public trading market for Vineyard's common stock. Vineyard's common stock is traded privately on a sporadic basis principally in the Northwestern Pennsylvania market.

Number of Holders of Common Stock

As of March 31, 1998, the stock ledger of the Registrant indicated that there were 970 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 1997. The Board of Directors does not anticipate paying or declaring a dividend during fiscal 1998 or in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company's results of operation for the year ended December 31, 1997, and its financial condition at December 31, 1997, are discussed in the following paragraphs and should be read in conjunction with the financial statements of the Company.

Business Overview

The year 1997 was again a volatile business climate for all energy related companies, particularly so for small independent producers and marketers such as Vineyard. The winter of 1997 was in part mild, thus our endusers did not burn as much gas as in a normal winter.

The Company showed a net profit of $192,936 in 1997, up from a $________ deficit in 1996.

The Company will continue to analyze all facets of its operations and close those cost centers which are unable to function profitably at the same time grow the centers that are profitable.

General and administrative expenses will be reviewed for cost savings while in-house accounting procedures will be evaluated and made more efficient wherever possible. In December, 1996, management presented and the Board adopted a detailed business plan identifying company strengths, industry trends and growth projects for 1997 and beyond.

Gas Marketing and Transmission

The year 1997 as in years past, saw well-head prices too inconsistent to warrant significant investment capital for new drilling ventures.

Management, some time ago, identified this trend and has successfully added to Vineyard's gas marketing and transportation. These divisions have shown continued significant improvement and are the major focus of the Company now and for the immediate future.

Gas Transmission

Vineyard currently owns and operates 48 miles of gathering lines.

In 1996, the Company (45% owner) and two producers formed a limited liability company (Northern Pipeline) which acquired Pennzoil's National Transit Pipeline and is in the process of restoring this pipeline. To date, we have activated 35 miles of line and are transporting approximately 4400 Dth per day for companies other than Vineyard Oil & Gas.

The agreement will facilitate the gathering of gas from isolated production fields for the marketing of gas to third parties and end-users.

Management expects this segment of its operations to become a major part of its business plan.

Liquidity and Capital Resources

The cash flow of Vineyard Oil and Gas Company is dependent primarily on gas marketing sales, revenues from well services, sale of existing production, and the transmission of third party gas.

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

The total revenues for 1997 increased $3,171,769, or 47%, over total revenues in 1996. Gas marketing accounted for $3,111,099 of the increase, as a result of increased volumes sold at increased prices. Gas purchases increased $3,128,865 to offset the revenue increase.

Well services increased $46,225, or 23%, over 1996. Goods for resale increased $56,000 and were offset by an $11,00 decrease in well maintenance. Production and royalties decreased $40,531, or 9%, generally reflecting a decrease in the current year's production. Equipment and rental increased $18,827 due to an increase in billable services.

Other income increased $37,376 over 1996. The principal reasons were an increase in interest income of $23,000 and administrative fees charged of $5,300.

Costs and expenses increased $3,093,965 in 1997 over 1996. Of this amount, $3,128,865 is attributable to gas purchases, explained above. Well service, production and equipment expense decreased $13,506 and depreciation decreased $21,394, as more assets became fully depreciated without substantial asset replacement.

General and administrative expenses increased $11,408, or 3%, in 1997. This was due to normal increase in costs.

Interest expense decreased $8,200 in 1997, as a result of paying off the long-term debt during the year without adding any new debt.

Net income increased $73,971 over 1996. The major reasons for the increase were increases in pipeline income of $24,000, and equipment rental and service income of $22,000. Other income contributed an additional $37,000, as previously stated.

Net current assets increased $138,519 in 1997 over 1996. Unrestricted cash increased $399,278, due mainly to the changes in trade accounts receivable and accounts payable balances resulting in a cash increase of $333,612.

Cash restricted for well plugging increased $56,320, of which $12,279 was investment income and the balance was repayment of funds borrowed by the Company plus an increment for interest. There were no partnership contributions to well plugging in 1997.

Investments represent the Company's interest in a jointly owned company. The increase of $104,276 represents the additional investment made by Vineyard Oil & Gas Company during the year.

Deferred revenues increased $12,279 during the year, the amount of interest earned by cash restricted for well plugging. There were no partnership contributions to the account in 1997.

Long-term debt was paid off in 1997. There was no new long-term indebtedness added in 1997.

Net cash provided by operating activities for the year ended December 31, 1997, was $615,002, up $536,349 from 1996. The major reason, as explained previously, was the favorable changes in accounts receivable and accounts payable balances. Purchases of equipment and additional investment in an outside company decreased cash by $111,272. Final payments on long-term debt further decreased cash by $48,132. This resulted in a total cash increase for the year of $455,598.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this is submitted in a separate section of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Gorzynski, Felix and Gloekler, P.C., was retained by the Company for the 1997 audit. There were no disagreements with the auditors on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures for the years ended December 31, 1997, and 1996.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers, and Nominees as of March 31, 1998.

Name                Age

James J. Concilla   60   Board Chairman, President, Director and a member
                         of the Executive Committee. Mr. Concilla has a Bachelors of Science degree from Edinboro
                         University and a Masters degree in Mathematics from the state of Pennsylvania. Mr. Concilla has been an employee, director, and officer of the Company since its organization in 1978.

Charles L. Valone   66   A director and member of the Wage and Bonus
                         Committee and Audit Committee. Mr. Valone has been a director of the Company since its founding. Mr.
                         Valone has owned and operated vineyard in North
                         East, Pennsylvania, since 1948. These operations are unrelated to the Company.

Jeffery L. Buchholz 51   Secretary, Treasurer, director, and a member of
                         the Executive, Audit, and Wage/Bonus Committees.  Mr.
                         Buchholz holds a Bachelors degree in Business
                         Administration from Lambuth College, Jackson,
                         Tennessee, and a Masters degree in Education from Georgia Southern University, Statesboro, Georgia.
                         Mr. Buchholz, a director since 1989, and the Secretary/Treasurer since 1990, has been a teacher and Union Officer in the Ripley, New York, school system since 1970.

Stephen B. Millis   40   Vice-President, director, and a member of the
                         Executive Committee. Mr. Millis holds a Bachelor of Arts degree from Gannon University. Mr.
                         Millis, an employee since 1982, was elected Vice-
                         President and a director in 1992.

James J. MacFarlane 36   Mr. MacFarlane was elected a director in 1993.
                         Mr. MacFarlane is a member of the Wage/Bonus and Audit Committees. Mr. MacFarlane holds a Bachelor of Science degree from the University of Pittsburgh.
                         Mr. MacFarlane has been a Consulting Geologist/
                         Engineer with MacTech Mineral Management, Inc.,
                         Bradford, Pennsylvania, since 1987.  MacTech
                         Mineral Management, Inc. is unrelated to the Company.

W. Eric Johnson

Current Officers          Title/Office        Year in Which  Term to Expire
 and Directors                                  Service as     at Annual
                                              Director Began   Meeting in

James J. Concilla   Board Chairman/President      1978             1999
Jeffery L. Buchholz Director/Secretary/Treasurer  1989             1999
Charles L. Valone   Director                      1978             1998
Stephen B. Millis   Director/Vice-President       1992             2000
James J. MacFarlane Director                      1993             1998
W. Eric Johnson     Director                      1997             2000

See note below.

March 31, 1997 Board Committees and Members

Executive                    Audit                      Wage/Bonus

James J. Concilla       Jeffery L. Buchholz           Jeffery L. Buchholz
Jeffery L. Buchholz     James J. MacFarlane           W. Eric Johnson
Stephen B. Millis       Charles L. Valone             James J. MacFarlane
                        W. Eric Johnson               Charles Valone

NOTE: Ms. Kathy Lang, a Director since 1993, resigned her position in August of 1997. That directors seat remains vacant with the term to expire at this year's annual meeting. The Board of Directors anticipates filling that position by appointment in the near future.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain information concerning the compensation paid during fiscal 1995, 1996 and 1997 by the Company to each of the Company's executive officers.

                         Summary Compensation Table

     Name and         Year    Base Salary   Commissions   Bonus      Other
Principal Position                               (1)        (2)     (3)(4)
James J. Concilla     1997      $47,341        $31,928        0     $3,000
President, Chairman   1996      $47,341        $15,000        0     $3,000
of the Board          1995      $47,341        $36,564     $937     $3,700

Stephen B. Millis     1997      $36,941        $43,289        0     $3,000
Vice-President        1996      $36,941        $17,000        0     $3,000
                      1995      $36,941        $35,163   $1,125     $3,000

Jeffery L. Buchholz   1997       $  874              0        0          0
Secretary/Treasurer   1996       $1,159              0        0          0
                      1995       $1,619              0      $75          0

(1) Reflects commissions paid for the sale of natural gas. 1997 figures are earned in 1996. It does not include 1997 deferred commissions of $94,904. That amount is reflected in accounts payable.

(2) A stock bonus of 150,000, 125,000 and 10,000 shares of Vineyard common stock were awarded to Messrs. Millis, Concilla and Buchholz, respectively in fiscal 1996. The estimated fair market value per share of Vineyard common stock at the time of the award was calculated at $.0075. No stock bonus was awarded to any directors, executive officers or other employees of the Company during fiscal 1996 or 1997.

(3) In April, 1996, the Board of Directors established life insurance plans for Mr. Concilla and Mr. Millis, contributed annually in the amounts as shown.

(4) Mr. Concilla and Mr. Millis are given the use of Company vehicles and the Company provides Mr. Buchholz, a part-time employee, with personal automobile labor maintenance.

No officer received any other non-cash compensation during the year ending December 31, 1997, other than health insurance which all full-time employees of the Company are entitled to receive.

Executive Officer Severance Package

A 1995 Executive Officer severance package offered to Chief Executive Officer Concilla and Vice President Millis was withdrawn by the Board of Directors in December of 1997.

There are no other written employment contracts for executive officers. No stock options were awarded to any directors, executive officers or other employees of the Company during fiscal 1997.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of March 31, 1998, concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.

Name and Address               Number of Shares (1)     Percentage of Class
James J. Concilla                  307,261.25                 6.0%
20 Blaine Street
North East, PA  16428

Charles L. Valone                  142,000                    2.8%
11217 Old Lake Road
North East, PA  16428

Stephen B. Millis                  221,650                    4.4%
11370 Martin Road
North East, PA  16428

Jeffery L. Buchholz                 62,375.5                  1.2%
149 Orchard Beach Park
North East, PA  16428

W. Eric Johnson                     38,345.63                  .7%
830 Compass Drive
Erie, PA  16505

All Officers and Directors
as a group (5 individuals)         771,632.75                15.1%

Director MacFarlane is not a shareholder.

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

(b)  Reports on Form 8-K filed in the fourth quarter 1997:  None.

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



/s/ James J. Concilla     Chairman, Board of Directors,  __________________
JAMES J. CONCILLA         President



/s/ Jeffery L. Buchholz   Secretary/Treasurer, Director  __________________
JEFFERY L. BUCHHOLZ



/s/ Charles L. Valone     Director                       __________________
CHARLES L. VALONE



/s/ Stephen B. Millis     Vice-President, Director       __________________
STEPHEN B. MILLIS



/s/ James J. MacFarlane   Director                       __________________
JAMES J. MACFARLANE



/s/ W. Eric Johnson       Director                       __________________
W. ERIC JOHNSON

                        FORM 10-KSB ITEM 7
                  VINEYARD OIL AND GAS COMPANY
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




1.  Balance Sheet - December 31, 1997

2.  Income Statements - Years Ended December 31, 1997 and 1996

3.  Statements of Shareholders' Equity - Years Ended December 31,
    1997      and 1996

4.  Statements of Cash Flows - Years Ended December 31, 1997 and
    1996

5.  Notes to Financial Statements - December 31, 1997

                   Independent Auditors' Report


Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania


    We have audited the accompanying balance sheet of Vineyard Oil and Gas Company as of December 31, 1997, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                              Gorzynski, Felix and Gloekler, P.C.

March 20, 1998
North East, Pennsylvania

                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 1997


ASSETS

 Current Assets
   Cash                                                        $  680,464
   Accounts receivable, less allowance for
    doubtful accounts of $70,000                                2,426,739
   Inventories (note A)                                           174,659
   Prepaid expenses                                                42,986

     Total current assets                                      $3,324,848

 Property, Plant and Equipment (Note A)
   Land and land improvements                                  $  193,680
   Building and improvements                                      257,008
   Oil and gas properties and transmission
    equipment                                                   6,945,833
   Drilling and other equipment                                 1,188,456

                                                               $8,584,977
   Less: accumulated depletion, depreciation and
          amortization                                        ( 8,076,530)

                                                               $  508,447

 Other Assets
   Cash restricted for well plugging (note A)                  $  382,057
   Investments - at equity (note D)                               234,959

                                                               $  617,016

                                                               $4,450,311



See notes to financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable
     Trade                                                     $2,437,385
     Limited partnerships                                         168,275
   Accrued expenses                                                27,387

                Total current liabilities                      $2,633,047

 Deferred Revenue (Note A)                                     $  394,572

 Commitments and Contingencies (Note G)                        $   --

 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,125,563 shares
    at December 31, 1997, at stated value of $.05              $  256,278
   Additional paid-in capital                                   4,935,430

                                                               $5,191,708
 Retained Earnings (Deficit)                                  ( 3,544,096)

                                                               $1,647,612
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)

                                                               $1,422,692


                                                               $4,450,311




                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 1997 and 1996

                                                      1997        1996
Earned Revenues
 Gas marketing                                     $9,011,565  $5,900,466
 Well services                                        246,432     200,207
 Production and royalties                             400,934     441,465
 Equipment rental and service income                  186,310     167,483

                                                   $9,845,241  $6,709,621

 Other income                                          82,398      45,022
 Equity in earnings of jointly owned
  company                                              11,222      12,449

                                                   $9,938,861  $6,767,092

Costs and Expenses
 Direct costs of earned revenues
   Gas marketing                                   $8,666,825  $5,537,960
   Well services                                      344,583     327,430
   Production                                         180,961     208,660
   Equipment expenses                                  41,495      44,455
   Depreciation and amortization                       89,329     110,723

                                                   $9,323,193  $6,229,228
 General and administrative                           408,557     397,149
 Depreciation                                          11,567      10,942
 Interest                                               2,608      10,808

                                                   $9,745,925  $6,648,127

Net Income Before Income Taxes                     $  192,936  $  118,965

Income Taxes (Note C)                                  --          --

Net Income                                         $  192,936  $  118,965

Income Per Common Share                            $     .038  $     .023


See notes to financial statements.

                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 1997 and 1996

                                               Capital in  Retained
                                      Common   Excess of   Earnings   Treasury
                                      Stock    Par Value   (Deficit)   Stock
Balance at January 1, 1996           $256,278  $4,935,430 ($3,855,997)($224,920)

Net Income For the Year                 --         --         118,965     --

Balance at December 31, 1996         $256,278  $4,935,430 ($3,737,032)($224,920)

Net Income For the Year                 --         --         192,936     --

Balance at December 31, 1997         $256,278  $4,935,430 ($3,544,096)($224,920)


See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 1997 and 1996

                                                     1997         1996
Operating Activities
 Net income                                       $  192,936   $  118,965
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion, depreciation and
    amortization                                     100,896      121,665
   Provision for losses on accounts
    receivable                                   (     3,200) (     5,327)
 Changes in operating assets and
  liabilities providing (using) cash:
   Accounts receivable                             1,243,634  ( 1,944,174)
   Inventories                                        24,027       23,722
   Prepaid expenses                              (    20,640)      10,236
   Accounts payable                              (   910,022)   1,758,508
   Accrued expenses                              (    24,908) (    22,103)
   Deferred revenue                                   12,279       17,161

   Net cash provided by operating
    activities                                    $  615,002   $   78,653

Investing Activities
 Purchases of property, plant and
  equipment                                      ($    6,996) ($   78,335)
 Investment in jointly-owned company             (   104,276) (   126,291)

   Net cash (used in) investing
    activities                                   ($  111,272) ($  204,626)

Financing Activities
 Principal payments on borrowings                ($   48,132) ($   86,907)

   Net cash (used in) financing
    activities                                   ($   48,132) ($   86,907)

Increase (Decrease) in Cash                       $  455,598  ($  212,880)

Cash at Beginning of Year                            606,923      819,803

Cash at End of Year (Note B)                      $1,062,521   $  606,923


See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                  Notes to Financial Statements
                        December 31, 1997


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

    Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of parts and piping utilized in the Company's oil and gas operations and gas produced in 1997 to be redelivered to customers in future periods.

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

    Earnings Per Share - Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,563 in 1997 and 1996).

    The following schedule summarizes the changes in the number of shares of capital stock:
                                                                Common
                                                                Stock
    Balance at January 1, 1996                                5,125,563
    Issuance of shares                                           --

    Balance at December 31, 1996 and 1997                     5,125,563

    Other - Certain reclassifications were made to the prior year's financial statements to conform to current presentations.

    Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.

    At December 31, 1997, the carrying amount of the Company's deposits was $797,978 and the bank balance was $864,217. Of the bank balance, $304,239 was covered by federal depository insurance and $559,978 was uninsured. The Company also maintains a $264,543 balance in a short-term government bond fund. This balance is not insured. (See Note B.)

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

    Investment Tax Credits - Investment credits are accounted for as a reduction of income tax expense in the years they are available for use under the flow through method. In accordance with the 1982 Tax Act, an amount equal to 50% of the allowable investment credit on property and equipment acquired after December 31, 1982 and has been applied to reduce the tax basis of such property and equipment.

NOTE B - CASH FLOW INFORMATION

    For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short-term investments with original maturities of three months or less.

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:
    Cash paid during the year for:

                                                       1997        1996
      Interest                                      $    2,125   $ 11,291
      Income taxes                                         --         --

    Cash consists of the following at the end of each year presented:

                                                       1997        1996

    Cash in bank                                    $  797,978   $447,520
    Short-term investment                              264,543    159,403

                                                    $1,062,521   $606,923



NOTE B - CASH FLOW INFORMATION (CONTINUED)

    Cash is classified as follows for financial statement
reporting purposes:
                                                      1997         1996
    Unrestricted cash                              $  680,464    $281,186
    Cash restricted for well plugging                 382,057     325,737

                                                   $1,062,521    $606,923



NOTE C - INCOME TAXES

    The taxes on pretax income are reconciled with income tax expense as follows:

                                                      1997         1996
    Expected tax on pretax income from
     continuing operations at statutory
     rates                                         $   58,495    $ 40,448

    Tax (benefit) expense of excess
     financial basis depreciation                 (    16,030)  (   4,611)

    Tax (benefit) expense of net
     operating loss carryover                     (    42,465)  (  35,837)

    Income tax expense                             $   --        $  --

    Amounts for deferred tax assets and liabilities are as follows:

                                                      1997        1996

    Deferred tax liability                         $   --      $   --

    Deferred tax asset                             $2,024,421  $1,998,102
    Valuation allowance                           ( 2,024,421)( 1,998,102)

                                                   $   --      $   --

    The net change in the valuation allowance was $26,319 between 1997 and 1996.

NOTE C - INCOME TAXES (CONTINUED)

    The following temporary differences gave rise to the deferred tax asset at December 31, 1997 and 1996:
                                                     1997         1996
    Excess of financial accounting over
     tax depreciation                              $   16,030  $    4,611

    Tax credit carryforward                           549,157     549,157

    Net operating loss carryforward                 1,459,234   1,444,334

                                                   $2,024,421  $1,998,102


    The Company has available at December 31, 1997, unused
investment credits and operating loss carryforwards, which may provide for future tax benefits expiring as follows:
                                    Unused
                Year of           Investment          Unused Operating
              Expiration            Credits           Loss Carryforward
                 1998              $ 87,666              $   --
                 1999               183,968                  --
                 2000               226,056                  --
                 2001                51,467                  82,826
                 2002                 --                    867,597
                 2003                 --                  1,544,234
                 2004                 --                  1,593,565
                 2005                 --                     --
                 2006                 --                    102,646
                 2007                 --                      5,592
                 2008                 --                     51,581
                 2009                 --                     --
                 2010                 --                     --
                 2011                 --                     43,824

                                   $549,157              $4,291,865

NOTE D - INVESTMENT IN JOINTLY OWNED COMPANY

    The Company owns a 45% interest in Northern Pipeline Company, LLC, which operates a pipeline for the transportation of natural gas and which began operations in July, 1996. This investment is carried at cost, under the equity method and is adjusted for the Company's proportionate share of undistributed earnings or losses.






NOTE D - INVESTMENT IN JOINTLY OWNED COMPANY (CONTINUED)

    Following is a summary of unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC:
                                                        1997       1996
    Current assets                                    $172,448   $ 57,407
    Property and equipment, net                        605,307    300,513
    Other assets, net                                    4,328      5,564

                                                      $782,083   $363,484

    Current liabilities                               $106,927   $ 52,263
    Long-term debt                                       --        13,257

                                                      $106,927   $ 65,520
    Equity                                             675,156    297,964

                                                      $782,083   $363,484

    Sales                                             $145,774   $ 54,142

    Net income                                        $ 24,937   $ 27,211


NOTE E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

    Transactions and balances for the years ended December 31,
1997 and 1996 are as follows:
                                                       1997        1996
    Drilling and well services
     revenue                                         $ 96,325    $114,069

    Production and royalties revenue                  319,848     340,911

    Gas marketing revenue                              16,712      20,061

                                                     $432,885    $475,041



    Accounts receivable                              $ 93,282    $102,599

    Accounts payable                                 $168,275    $110,991


2. The Company charges Northern Pipeline, LLC, for equipment rental. It also charges the subsidiary a monthly management fee.





NOTE E - RELATED PARTY TRANSACTIONS (CONTINUED)


    Transactions and balances for the years ended December 31, 1997 and 1996 are as follows:


                                                       1997        1996
    Equipment rental and service
     income                                          $ 23,869    $ 25,622
    Other income                                        4,320       2,200

                                                     $ 28,189    $ 27,822

    Accounts receivable                              $ 60,066    $ 10,892

    Accounts payable                                 $ 37,592    $  --


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


                                                      1997        1996
    Revenues:
      Gas marketing                                $9,011,565  $5,900,466
      Well services and equipment
       rental                                         432,742     367,690
      Oil and gas production -
       unaffiliated customers                         400,934     441,465

                                                   $9,845,241  $6,709,621
      General corporate                                93,620      57,471

                                                   $9,938,861  $6,767,092


NOTE F - BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                      1997        1996
    Income (loss) before
     income taxes:
      Gas marketing                                $  344,740  $  362,506
      Well services and equipment
       rental                                     (     7,148)(    71,426)
      Oil and gas production                          184,456     189,313

                                                   $  522,048  $  480,393
      General corporate                           (   329,112)(   361,428)

                                                   $  192,936  $  118,965

    Identifiable assets:
      Gas marketing                                $2,466,371  $3,679,207
      Well services and equipment
       rental                                         818,019     456,660
      Oil and gas production                          628,661     669,883

                                                   $3,913,051  $4,805,750
      General corporate                               537,260     422,408

                                                   $4,450,311  $5,228,158

    Capital spending:
      Gas marketing                                $   --      $   --
      Well services and equipment
       rental                                           6,996      78,335
      Oil and gas production                           --          --

                                                   $    6,996  $   78,335
      General corporate                                --          --

                                                   $    6,996  $   78,335

    Depletion, depreciation and
     amortization:
      Gas marketing                                $   --      $   --
      Well services and equipment
       rental                                          41,923      67,231
      Oil and gas production                           47,406      43,492

                                                   $   89,329  $  110,723
      General corporate                                11,567      10,942

                                                   $  100,896  $  121,665


NOTE G - COMMITMENTS AND CONTINGENCIES

    All except eleven of the limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs. (See Note A). Upon closing of the partnerships, the Company will now assume all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 1997, the wells transferred to the Company from these partnerships continued to produce oil and gas. Also, as of December 31, 1997 the Company owned 216 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

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

    Lastly, future explorations may discover formations deeper than those existing, and non-producing wells may be deepened to access them. For these reasons, no well-plugging liability relating to gas wells owned directly by the Company, or in which the Company has an interest as a general partner, has been recorded as of December 31, 1997.

    The Company has been informed that two of its major suppliers are in the process of being sold. The impact of these sales are not readily determinable. During 1997, the Company purchased approximately $3,682,000 of gas from these two suppliers for resale, which represents 42% of total gas purchases for the year.

    The Company is also a party to several actions which arise in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.

NOTE H - MAJOR CUSTOMERS AND SUPPLIERS

    The Company makes a substantial portion of its gas marketing sales to three customers. During 1997 and 1996, sales to the three largest customers aggregated approximately $4,058,000 (45%) and $1,446,000 (25%), respectively. At December 31, 1997 and 1996, amounts due from those customers included in trade accounts receivable were approximately $484,000 and $352,000, respectively.


NOTE H - MAJOR CUSTOMERS AND SUPPLIERS (CONTINUED)

    The Company purchased approximately $4,486,000 (52%), from three suppliers and $3,475,000 (63%), from four suppliers of gas for resale, during 1997 and 1996, respectively. At December 31, 1997 and 1996, amounts due to those suppliers included in accounts payable were approximately $1,064,000 and $1,109,000, respectively.

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.


    The estimated fair values of the Company's financial instruments as of December 31, 1997, are as follows:

                                                   Carrying
                                                    Amount     Fair Value
    Financial assets:
      Cash                                        $1,062,521   $1,062,521


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


NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

                                                    Gas (MCF)   Oil (BBL)
Proved reserves at December 31, 1995                 971,394       6,351

Production                                          (177,076)     (1,781)
Revisions in previous quantity estimates              74,434       3,131

Proved reserves at December 31, 1996                 868,752       7,701

Production                                          (149,632)     (  810)
Revisions in previous quantity estimates              95,688         345

Proved reserves at December 31, 1997                 814,808       7,236


    Capitalized Costs - The Company's net investment in oil and gas producing properties, excluding transmission equipment, at
December 31, 1997 and 1996 is as follows:
                                                      1997        1996
    Proved oil and gas properties                  $5,740,913  $5,740,913
    Accumulated depletion, depreciation
     and amortization                             ( 5,634,109)( 5,598,591)

                                                   $  106,804  $  142,322


    Costs Incurred in Oil and Gas Property Acquisitions,
Exploration and Development Activities - There were no costs incurred in oil and gas property acquisitions, exploration and development activities for the years ended December 31, 1997 and 1996.

    Results of Operations for Oil and Gas Producing Activities - The following summarizes the "Results of Operations for Producing Activities" as defined by FASB 69, for the years ended December 31, 1997 and 1996. As required, income taxes are included in the results, but were computed under FASB guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.



                                                        1997       1996
    Revenues                                          $935,012   $964,125

    Less:
      Production costs                                $370,299   $368,814
      Depletion, depreciation
       and amortization                                 47,406     88,626

                                                      $417,705   $457,440


NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)


                                                        1997       1996
                                                      $517,307   $506,685
    Income taxes                                         --         --

    Results of operations from
     oil and gas producing
     activities before corporate
     overhead and interest costs                      $517,307   $506,685


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

NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)
                                                      1997        1996
    Future cash inflows                            $2,473,000  $2,024,000
    Future production costs                       ( 1,113,000)(   963,000)
    Future income tax expense                          --          --

    Future after-tax net cash
     flows                                         $1,360,000  $1,061,000
    10% annual discount                           (   629,000)(   495,000)

    Standardized measure of
     discounted future net
     cash flows                                    $  731,000  $  566,000


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



                                                     1997        1996
    Beginning of year                                $566,000    $639,000

    Changes resulting from:
      Sales of production                           ($935,000)  ($964,000)
      Net change in prices
       relating to future
       production                                     612,000     456,000
      Extensions and discoveries                        --          --
      Revisions in previous
       quantity estimates                             280,000     216,000
      Accretion of discount                            50,000      56,000
      Net change in income taxes                        --          --
      Other                                           158,000     163,000

      Net increase (decrease)                        $165,000   ($ 73,000)

    End of year                                      $731,000    $566,000
