Form 10KSB/A
period 1996-12-31
VINEYARD OIL & GAS CO
filed 1998-05-01
CIK 777582

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

State issuer's revenues for its most recent fiscal year:  $9,938,861

As of March 31, 1998, there were 5,125,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of Vineyard oil & Gas Company (hereinafter referred to as Vineyard, Company, or Registrant) on that date is unknown. The
Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

Documents Incorporated By Reference
None.

TABLE OF CONTENTS

ITEM                                                                PAGE

PART I

 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .   5

 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   9

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  11

PART II

 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
     STOCK-HOLDER MATTERS . . . . . . . . . . . . . . . . . . . . .  11

 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
     AND RESULTS OF OPERATION . . . . . . . . . . . . . . . . . . .  11

 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . .  14

 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . .  14

PART III

 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . .  14

10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .  15

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . .  17

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .  17

PART IV

13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
     FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  18

     INDEX OF FINANCIAL STATEMENTS AND SCHEDULES. . . . . . . . . .  19

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

Operation of Oil and Gas Wells

The Company operates approximately 169 gas wells and 97 oil wells on behalf of itself and Limited Partnerships of which it is also the General Partner, as well as operating approximately 45 wells for third parties. Such operations are primarily in New York and Pennsylvania.

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

Major Customers

See Related Parties Transactions and Business Segment Information, and
Major Customers and Suppliers contained in Note H to the Financial Statements dated December 31, 1997, included in this Form 10-KSB.

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

Vineyard's bargaining position has been improved through the opening of end-user markets pursuant to rules and regulations promulgated by the Federal Energy Regulatory Commission and the Pennsylvania and New York Public Utility Commissions. These rules and regulations force the natural gas transmission companies to transport the Company's production to independent industrial or third party end-users. Although this transportation is done at a fee, it does allow the Company a choice of markets for its production.

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

The Company also owns a 45% interest in Northern Pipeline Company LLC which imposes a gathering charge for the collection of natural gas.

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

Oil and Gas Reserve Information

See Proved Reserves Table included in Note J (unaudited) to the Financial Statements dated December 31, 1997, included in this Form 10-KSB.

Reserves Reported to Other Agencies

Vineyard does not file any estimates of total proved net oil or gas reserves with any other Federal authority or agency, other than the Securities and Exchange Commission on this Form 10-KSB.

Oil and Gas Production

The following table sets forth net quantities of oil and natural gas produced by Vineyard, including its proportional share in production of partnerships, for the fiscal years indicated.  All production is from wells located in the United States.  For further information see Note E to the
Financial Statements dated December 31, 1997, included in this Form 10-KSB.
                                     1997                1996
GAS (mcfs)                        149,632             177,076
OIL (barrels)                         810               1,781

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.
                                     1997                1996
Average Annual Sales Price
per Unit of Gas (mcf)                 $2.80               $2.39

Average Annual Sales Price
per Unit of Oil (barrel)              $17.83             $19.78

Equivalent Average Annual Production Cost

Gas (per mcf)                          $1.91              $1.23
Oil (per barrel)                      $21.92*            $12.46

Oil and Gas Wells

* The price can change while the oil is being produced, therefore, certain production can be sold below production cost. Fixed cost remained fairly constant while production was reduced due to low oil prices.

The following table sets forth information as of March 31, 1998, regarding the Company's productive oil and gas wells.

                              Gross Wells           Net Wells
Gas Wells                        169                   169
Oil Wells                         97                    97

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

See Note G to the Financial Statements dated December 31, 1997, included in this Form 10-KSB.




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

The Company showed a net profit of $192,936 in 1997, up from $118,965 in 1996.

The Company will continue to analyze all facets of its operations and close those cost centers which are unable to function profitably and at the same time, grow the centers that are profitable.

General and administrative expenses will be reviewed for cost savings while in-house accounting procedures will be evaluated and made more efficient wherever possible. In December, 1996, management presented and the Board adopted a detailed business plan identifying company strengths, industry trends and growth projects for 1997 and beyond.

Gas Marketing and Transmission

The year 1997, as in years past, saw well-head prices too inconsistent to warrant significant investment capital for new drilling ventures.

Management, some time ago, identified this trend and has successfully added to Vineyard's gas marketing and transportation. These divisions have shown continued significant improvement and are the major focus of the Company now and for the immediate future.

Management, however, recognizes that our consistent gains in these areas are subject to our continued ability to secure production as well as the marketing of that production.

Most contracts are renewed on an annual basis and are subject to fierce competition. The loss of a major supplier or user of gas could be of significance. Vineyard markets gas from third party producers with year to year contracts. One of our major producers sold their production to a company without a marketing team. We are negotiating continuing their business. Our largest producer is contemplating selling their production, and depending on whether or not it is sold, and whether they have a marketing group, will determine if Vineyard Oil & Gas continues to market this production. If the Company were to loose these producers, they would have to find equivalent supplies.

Management has recently observed a number of consolidations and acquisitions by producers and marketers in the Appalachian Basin. This further hampers the Company's ability to secure production and to market that production at profitable margins.

The "acquisition mode" within the oil and gas industry has generated interest, from some of Vineyard's competitors, in acquiring our Company.

Management will continue to talk informally to those companies expressing interest in our assets and will evaluate all written proposals (if any) to maximize shareholder interests.

In addition, the Company is itself looking at the possible acquisition of production or joint ventures with third parties to acquire production.

Gas Transmission

Vineyard currently owns and operates 48 miles of gathering lines.

In 1996, the Company (45% owner) and two producers formed a limited liability company (Northern Pipeline) which acquired Pennzoil's National Transit Pipeline and is in the process of restoring this pipeline. To date, we have activated 35 miles of line and are gathering and marketing approximately
4000 Mcf per day for companies other than Vineyard Oil & Gas.

Northern Pipeline has facilitated the gathering of gas from isolated production fields for the marketing of said gas to third parties and end-users.

Management expects this segment of its operations to become a major part of its business plan.

Liquidity and Capital Resources

The cash flow of Vineyard Oil and Gas Company is dependent primarily on gas marketing sales, revenues from well services, sale of existing production, and the transmission of third party gas.

The continued inconsistent prices for both oil and gas has adversely impacted the Company's desire to attract outside investment capital for drilling new wells. Gas and oil prices are unstable, therefore, the Company will direct its attention to increased activity in gas marketing, and transmission of third party gas.

The Company is continuing to review the various cost centers in an effort to control and reduce costs where possible. The Company is continuing to analyze all partnership programs in an effort to determine which are not economic to maintain. The Company will try to close additional partnerships no longer considered economically viable in 1998.

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

Direct costs and expenses increased $3,093,965 in 1997 over 1996. Of this amount, $3,128,865 is attributable to gas purchases, explained above. Well service, production and equipment expense decreased $13,506 and depreciation decreased $21,394, as more assets became fully depreciated without substantial asset replacement.

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

Investments represent the Company's interest in a jointly owned company. The increase of $104,276 represents the additional investment made by Vineyard Oil & Gas Company in that jointly owned company during the year.

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

YEAR 2000 ISSUES

In 1997, the Company initiated the planning phase of a project to modify its computer information systems enabling proper processing of data relating to the year 2000 and beyond. The Company is now in the process of executing its plan and hopes all systems to be compliant by the end of 1998. The Company is expensing all costs associated with these system changes.

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
                         Committee and Audit Committee. Mr. Valone has been a director of the Company since its founding. Mr.
                         Valone has owned and operated vineyards in North
                         East, Pennsylvania, since 1948. These operations are unrelated to the Company.

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

W. Eric Johnson    39    Mr. Johnson was elected as a director in 1997.  Mr.
                         Johnson is a member of the Audit and Wage/Bonus
                         Committees.  Mr. Johnson holds a Bachelor of Science
                         Degree from the University of Dayton. Mr. Johnson has been an investment broker with Thomas F. White and Company, Inc. since 1989. Thomas F. White and
                         Company, Inc. is unrelated to the Company.



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

See note below.

March 31, 1998 Board Committees and Members

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

(1) Reflects commissions paid for the sale of natural gas. 1997 figures were in part earned in 1996. It does not include 1997 deferred commissions of $94,904. That amount is reflected in accounts payable.

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

Executive Officer Severance Package

A 1995 Executive Officer severance package which was in effect for Chief Executive Officer Concilla and Vice President Millis was withdrawn by the Wage/Bonus Committee, which is a majority of the Board of Directors, in December of 1997.

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

Name and Address               Number of Shares (1)     Percentage of Class
James J. Concilla                  307,261.25                 6.0%
20 Blaine Street
North East, PA  16428

Charles L. Valone                  142,000                    2.8%
11217 Old Lake Road
North East, PA  16428

Stephen B. Millis                  221,650                    4.4%
11370 Martin Road
North East, PA  16428

Jeffery L. Buchholz                 62,375.5                  1.2%
149 Orchard Beach Park
North East, PA  16428

W. Eric Johnson                     38,345.63                  .7%
830 Compass Drive
Erie, PA  16505

All Officers and Directors
as a group (5 individuals)         771,632.38                15.1%

NOTE:  Director MacFarlane is not a shareholder.

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

                                                               $4,450,311


See notes to financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
   Accounts payable
     Trade                                                     $2,437,385
     Limited partnerships                                         168,275
   Accrued expenses                                                27,387

                Total current liabilities                      $2,633,047

 Deferred Revenue (Note A)                                     $  394,572

 Commitments and Contingencies (Note G)                        $    0

 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,125,563 shares
    at December 31, 1997, at stated value of $.05              $  256,278
   Additional paid-in capital                                   4,935,430

                                                               $5,191,708
 Retained Earnings (Deficit)                                  ( 3,544,096)

                                                               $1,647,612
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)

                                                               $1,422,692


                                                               $4,450,311



                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 1997 and 1996


                                                      1997        1996
Earned Revenues
 Gas marketing                                     $9,011,565  $5,900,466
 Well services                                        246,432     200,207
 Production and royalties                             400,934     441,465
 Equipment rental and service income                  186,310     167,483

                                                   $9,845,241  $6,709,621

 Other income                                          82,398      45,022
 Equity in earnings of jointly owned
  company                                              11,222      12,449

                                                   $9,938,861  $6,767,092

Costs and Expenses
 Direct costs of earned revenues
   Gas marketing                                   $8,666,825  $5,537,960
   Well services                                      344,583     327,430
   Production                                         180,961     208,660
   Equipment expenses                                  41,495      44,455
   Depreciation and amortization                       89,329     110,723

                                                   $9,323,193  $6,229,228
 General and administrative                           408,557     397,149
 Depreciation                                          11,567      10,942
 Interest                                               2,608      10,808

                                                   $9,745,925  $6,648,127

Net Income Before Income Taxes                     $  192,936  $  118,965

Income Taxes (Note C)                                   0           0

Net Income                                         $  192,936  $  118,965

Income Per Common Share                            $     .038  $     .023


See notes to financial statements.


                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 1997 and 1996

                                               Capital in  Retained
                                      Common   Excess of   Earnings   Treasury
                                      Stock    Par Value   (Deficit)   Stock
Balance at January 1, 1996           $256,278  $4,935,430($3,855,997)($224,920)

Net Income For the Year                  0          0        118,965      0

Balance at December 31, 1996         $256,278  $4,935,430($3,737,032)($224,920)

Net Income For the Year                  0          0        192,936      0

Balance at December 31, 1997         $256,278  $4,935,430($3,544,096)($224,920)


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

    The following schedule summarizes the changes in the number of shares of capital stock:

                                                                Common
                                                                Stock
    Balance at January 1, 1996                                5,125,563
    Issuance of shares                                            0

    Balance at December 31, 1996 and 1997                     5,125,563


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

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

    Cash paid during the year for:

                                                       1997        1996

      Interest                                      $    2,125   $ 11,291
      Income taxes                                          0         0

    Cash consists of the following at the end of each year presented:

                                                       1997        1996

    Cash in bank                                    $  797,978   $447,520
    Short-term investment                              264,543    159,403

                                                    $1,062,521   $606,923

    Cash is classified as follows for financial statement reporting purposes:

    Unrestricted cash                              $  680,464    $281,186
    Cash restricted for well plugging                 382,057     325,737

                                                   $1,062,521    $606,923

NOTE C - INCOME TAXES

    The taxes on pretax income are reconciled with income tax expense as follows:

                                                      1997         1996

    Expected tax on pretax income from
     continuing operations at statutory
     rates                                         $   58,495    $ 40,448

    Tax (benefit) expense of excess
     financial basis depreciation                 (    16,030)  (   4,611)

    Tax (benefit) expense of net
     operating loss carryover                     (    42,465)  (  35,837)

    Income tax expense                             $    0        $   0

    Amounts for deferred tax assets and liabilities are as follows:

    Deferred tax liability                         $    0      $    0

    Deferred tax asset                             $2,024,421  $1,998,102
    Valuation allowance                           ( 2,024,421)( 1,998,102)

                                                   $    0      $    0

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

    The Company has available at December 31, 1997, unused investment credits and operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                    Unused
                Year of           Investment          Unused Operating
              Expiration            Credits           Loss Carryforward

                 1998              $ 87,666              $    0
                 1999               183,968                   0
                 2000               226,056                   0
                 2001                51,467                  82,826
                 2002                  0                    867,597
                 2003                  0                  1,544,234
                 2004                  0                  1,593,565
                 2005                  0                      0
                 2006                  0                    102,646
                 2007                  0                      5,592
                 2008                  0                     51,581
                 2009                  0                      0
                 2010                  0                      0
                 2011                  0                     43,824

                                   $549,157              $4,291,865


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

    Following is a summary of unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC:
                                                        1997       1996

    Current assets                                    $172,448   $ 57,407
    Property and equipment, net                        605,307    300,513
    Other assets, net                                    4,328      5,564

                                                      $782,083   $363,484

    Current liabilities                               $106,927   $ 52,263
    Long-term debt                                           0     13,257

                                                      $106,927   $ 65,520
    Equity                                             675,156    297,964

                                                      $782,083   $363,484

    Sales                                             $145,774   $ 54,142

    Net income                                        $ 24,937   $ 27,211


NOTE E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

    Transactions and balances for the years ended December 31, 1997 and 1996 are as follows:

                                                       1997        1996
    Drilling and well services
     revenue                                         $ 96,325    $114,069

    Production and royalties revenue                  319,848     340,911

    Gas marketing revenue                              16,712      20,061

                                                     $432,885    $475,041

    Accounts receivable                              $ 93,282    $102,599

    Accounts payable                                 $168,275    $110,991

2. The Company charges Northern Pipeline, LLC, for equipment rental. It also charges the subsidiary a monthly management fee.

    Transactions and balances for the years ended December 31, 1997 and 1996 are as follows:

                                                       1997        1996
    Equipment rental and service
     income                                          $ 23,869    $ 25,622
    Other income                                        4,320       2,200

                                                     $ 28,189    $ 27,822

    Accounts receivable                              $ 60,066    $ 10,892

    Accounts payable                                 $ 37,592    $      0

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
                                                      1997        1996

    Revenues:
      Gas marketing                                $9,011,565  $5,900,466
      Well services and equipment
       rental                                         432,742     367,690
      Oil and gas production -
       unaffiliated customers                         400,934     441,465

                                                   $9,845,241  $6,709,621
      General corporate                                93,620      57,471

                                                   $9,938,861  $6,767,092

    Income (loss) before
     income taxes:
      Gas marketing                                $  344,740  $  362,506
      Well services and equipment
       rental                                     (     7,148)(    71,426)
      Oil and gas production                          184,456     189,313

                                                   $  522,048  $  480,393
      General corporate                           (   329,112)(   361,428)

                                                   $  192,936  $  118,965

    Identifiable assets:
      Gas marketing                                $2,466,371  $3,679,207
      Well services and equipment
       rental                                         818,019     456,660
      Oil and gas production                          628,661     669,883

                                                   $3,913,051  $4,805,750
      General corporate                               537,260     422,408

                                                   $4,450,311  $5,228,158

    Capital spending:
      Gas marketing                                $        0  $        0
      Well services and equipment
       rental                                           6,996      78,335
      Oil and gas production                                0           0

                                                   $    6,996  $   78,335
      General corporate                                     0           0

                                                   $    6,996  $   78,335

    Depletion, depreciation and
     amortization:
      Gas marketing                                $        0  $        0
      Well services and equipment
       rental                                          41,923      67,231
      Oil and gas production                           47,406      43,492

                                                   $   89,329  $  110,723
      General corporate                                11,567      10,942

                                                   $  100,896  $  121,665


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

                                                        1997       1996
    Revenues                                          $935,012   $964,125

    Less:
      Production costs                                $370,299   $368,814
      Depletion, depreciation
       and amortization                                 47,406     88,626

                                                      $417,705   $457,440


                                                      $517,307   $506,685
    Income taxes                                             0          0

    Results of operations from
     oil and gas producing
     activities before corporate
     overhead and interest costs                      $517,307   $506,685


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


                                                      1997        1996
    Future cash inflows                            $2,473,000  $2,024,000
    Future production costs                       ( 1,113,000)(   963,000)
    Future income tax expense                               0           0

    Future after-tax net cash
     flows                                         $1,360,000  $1,061,000
    10% annual discount                           (   629,000)(   495,000)

    Standardized measure of
     discounted future net
     cash flows                                    $  731,000  $  566,000


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

                                                      1997          1996
    Beginning of year                                $566,000    $639,000

    Changes resulting from:
      Sales of production                           ($935,000)  ($964,000)
      Net change in prices
       relating to future
       production                                     612,000     456,000
      Extensions and discoveries                            0           0
      Revisions in previous
       quantity estimates                             280,000     216,000
      Accretion of discount                            50,000      56,000
      Net change in income taxes                            0           0
      Other                                           158,000     163,000

      Net increase (decrease)                        $165,000   ($ 73,000)

    End of year                                      $731,000    $566,000