Form 10QSB
period 1998-03-31
VINEYARD OIL & GAS CO
filed 1998-05-20
CIK 777582

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

For the quarterly period ended March 31, 1998

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

     Common Stock, No Par Value - 5,125,562.50 shares as of March 31, 1998

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                      March 31,   December 31,
                                                      1998        1997
ASSETS
Current Assets
  Cash                                                $ 1,150,724 $   680,464
  Accounts receivable                                   2,005,758   2,426,739
  Inventories                                             175,203     174,659
  Prepaid Expenses                                         44,912      42,986
                                                       __________  __________
Total Current Assets                                    3,376,597   3,324,848
  Property, Plant and Equipment                         8,587,477   8,584,977
 Accumulated depreciation                              (8,094,257) (8,076,530)
                                                       __________  __________
                                                          493,220     508,447

Deferred Costs and Other Assets
  Cash restricted for plugging                            341,566     382,057
  Other noncurrent assets                                 242,616     234,959
                                                       __________  __________
                                                          584,182     617,016
                                                       __________  __________
TOTAL ASSETS (NOTE)                                   $ 4,453,999 $ 4,450,311
                                                       __________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                      $ 2,536,051 $ 2,605,660
Other accrued liabilities                                  47,550      27,387
Current portion, long term debt                                 0           0
                                                       __________  __________
Total Current Liabilities                               2,583,601   2,633,047

Long Term Debt - less current portion                           0           0
Deferred revenue                                          397,641     394,572
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares at March 31, 1998,
 at stated value of $.05                                  256,278     256,278
Additional paid-in capital                              4,935,430   4,935,430
                                                       __________  __________
                                                        5,191,708   5,191,708

Retained earnings (deficit)                            (3,494,031) (3,544,096)
                                                       __________  __________
                                                        1,697,677   1,647,612
Less: cost of 67,944 shares held in treasury            ( 224,920)    224,920
                                                       __________  __________
                                                        1,472,757   1,422,692
                                                       __________  __________
                                                      $ 4,453,999 $ 4,450,311
                                                       __________  __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                             FOR THE THREE MONTHS

                        ENDED MARCH 31, 1998 AND 1997

                          VINEYARD OIL & GAS COMPANY

                              3 Months    3 Months
                              Ended       Ended
                              March 31,   March 31,
                              1998        1997

Earned revenues               $ 2,870,073 $ 2,872,400
Other Income                       20,399      25,690
                               __________  __________
                                2,890,472   2,898,090

Cost of Earned Revenues         2,733,010   2,718,384
Selling, general and
 administrative expenses          107,398      95,890
Interest                                0       1,489
                               __________  __________
                                2,840,408   2,815,763
                               __________  __________
Income before income taxes         50,064      82,327
Income taxes                            0           0
                               __________  __________
Net Income                         50,064      82,327

Retained Earnings (Deficit)
  Beginning of period          (3,544,095) (3,737,032)
                               __________  __________
Retained Earnings (Deficit)
  End of period                (3,494,031) (3,654,705)
                               __________  __________
Income per common share              .010        .016
                               __________  __________

See Accompanying Notes to Financial Statements








                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                              3 Months    3 Months
                              Ended       Ended
                              March 31,   March 31,
                              1998        1997

Cash flow from operating
  activities:
Income (loss) from operations $    50,064 $    82,327

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     17,727      22,183
 Provision for losses on
 accounts receivable and
 inventories                        6,000       6,000
 Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable            414,981     748,637
   Inventories                       (544)     11,911
   Prepaid expenses                (1,926)    (14,638)
   Other assets                    (7,657)    (19,817)
   Accounts payable               (69,609)   (728,860)
   Other current liabilities       20,164     (33,869)
   Deferred revenue                 3,069       2,062
                               __________  __________
 Net cash provided by (used in)
   operating activities           432,269      75,936
                               __________  __________
Cash flow from investing
 activities:Capital expenditures   (2,500)          0
                               __________  __________
Net cash used in investing
 activities                        (2,500)          0
                               __________  __________
Cash flow from financing
 activities:Principal payments
 on borrowings                          0    ( 14,266)
                               __________  __________
Net cash (used in) financing
 activities                             0    ( 14,266)
                               __________  __________
Increase (Decrease) in cash       429,769      61,722

Cash at beginning of period     1,062,521     606,923
                               __________  __________
Cash at end of period          $1,492,290  $  668,593
                               __________  __________

See notes to condensed financial statements.





                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        MARCH 31, 1998

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended March 31, 1998, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1998 and 1997).

3. No federal income tax was due or paid during the periods ending March 31 1998, and 1997, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

                                   March 31, 1998          March 31, 1997

     Cash in bank                  $1,150,724              $  334,284
     Cash restricted for well
       plugging                       341,566                 334,309
                                   __________              __________
                                    1,492,290                 668,593
                                   __________              __________


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED MARCH 31, 1998

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position increased $429,769 during the quarter ended March 31, 1998. The principal cause was a decrease in accounts receivable of $414,981 offset by a decrease in accounts payable of $69,609 resulting in a net increase in cash of $345,372. Inventories and prepaid expenses changed only $544 and $1,926, respectively during the period. Other assets increased $7,657, Vineyard's share of income from a jointly owned company. Long lived assets increased $2,500 in the quarter, the cost of a new well maintenance vehicle, and the allowance for depreciation increased $17,727, the amount of depreciation and amortization charged to operations for the period.

     Accrued expenses increased $20,164 and deferred revenue increased $3,069 during this period, such increase resulting from earnings on funds held for future plugging costs. Shareholders' equity increased $50,064, the amount of net income for the period ended March 31, 1998.

     Earned revenues decreased $2,327, or .1% over the three month period ended March 31, 1998, over the same period in 1997. All departments remained fairly constant. Other income decreased $5,291 from 1997, mainly in interest and miscellaneous income. Cost of revenues increased $14,626, or .5% over 1997. This reflected normal increases in all operating departments. General and administrative expenses increased $11,508 over the same three month period in 1997. Areas of increase include insurances of $4,166, attorney fees of $4,486 and other fees of $2,929. There was no interest expense in 1998 as all interest bearing debt had been repaid in 1997. Net income decreased $32,263 from the same three month period in 1997, the result of total revenue decreases of $7,618 and total expense increases of $24,645.


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