Form 10QSB
period 1998-06-30
VINEYARD OIL & GAS CO
filed 1998-08-20
CIK 777582

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

For the quarterly period ended June 30, 1998

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

     Common Stock, No Par Value - 5,125,562.50 shares as of June 30, 1998


                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                      June 30,    December 31,
                                                         1998        1997
ASSETS
Current Assets
  Cash                                                $   652,010 $   680,464
  Accounts receivable                                   2,085,057   2,426,739
  Inventories                                             173,828     174,659
  Prepaid Expenses                                         34,562      42,986
                                                       __________  __________
Total Current Assets                                    2,945,457   3,324,848
  Property, Plant and Equipment                         8,584,112   8,584,977
Accumulated depreciation                               (8,110,717) (8,076,530)
                                                       __________  __________
                                                          473,395     508,447
Deferred Costs and Other Assets
  Cash restricted for plugging                            446,161     382,057
  Investment at equity                                    250,410     234,959
                                                       __________  __________
                                                          696,571     617,016
                                                       __________  __________
TOTAL ASSETS (NOTE)                                   $ 4,115,423 $ 4,450,311
                                                       __________  __________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                      $ 2,252,555 $ 2,605,660
Other accrued liabilities                                  37,333      27,387
                                                       __________  __________
Total Current Liabilities                               2,289,888   2,633,047

Deferred revenue                                          401,709     394,572
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares at June 30, 1997,
 at stated value of $.05                                  256,278     256,278
Additional paid-in capital                              4,935,430   4,935,430
                                                       __________  __________
                                                        5,191,708   5,191,708

Retained earnings (deficit)                            (3,542,962) (3,544,096)
                                                       __________  __________
                                                        1,648,746   1,647,612
Less: cost of 67,944 shares held in treasury            ( 224,920)  ( 224,920)
                                                       __________  __________
                                                        1,423,826   1,422,692
                                                       __________  __________
                                                      $ 4,115,423 $ 4,450,311
                                                       __________  __________
See notes to condensed financial statements.

                        PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                     FOR THE THREE MONTHS AND SIX MONTHS

                        ENDED JUNE 30, 1998 AND 1997

                          VINEYARD OIL & GAS COMPANY


                              3 Months    3 Months     6 Months     6 Months
                              Ended       Ended        Ended        Ended
                              June 30,    June 30,     June 30,     June 30,
                              1998        1997         1998         1997

Earned revenues               $ 2,732,173 $ 2,036,062  $ 5,602,246  $4,908,462
Other Income                       18,840      19,317       39,239      45,007
                               __________  __________  ___________  ___________
                                2,751,013   2,055,379    5,641,485   4,953,469

Cost of Earned Revenues         2,663,125   1,959,242    5,396,135   4,677,626
Selling, general and
 administrative expenses          136,349     111,869      243,747     207,759
Interest                              469         751          469       2,240
                               __________  __________  ___________  ___________
                                2,799,943   2,071,862    5,640,351   4,887,625
                               __________  __________  ___________  ___________
Income before income taxes        (48,930)    (16,483)       1,134      65,844
Income taxes                            0           0            0           0
                               __________  __________  ___________  ___________
Net Income                        (48,930)    (16,483)       1,134      65,844

Retained Earnings (Deficit)
  Beginning of period          (3,494,032) (3,654,705)  (3,544,096) (3,737,032)
Retained Earnings (Deficit)
  End of period                (3,542,962) (3,671,188)  (3,542,962) (3,671,188)
                               __________  __________  ___________  ___________
Income per common share            (.0098)      (.003)      .0002        .0128

                               __________  __________  ___________  ___________


See Accompanying Notes to Financial Statements

                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                 3 Months    3 Months      6 Months   6 Months
                                 Ended       Ended         Ended      Ended
                                 June 30,    June 30,      June 30,   June 30,
                                 1998        1997          1998       1997

Cash flow from operating
  activities:
Income (loss) from operations   $ (48,930)  $ (16,483)     $ 1,134    $ 65,844

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     18,199      21,557       35,926      43,740
 Provision for losses on
 accounts receivable and
 inventories                        6,000       6,000       12,000      12,000
 Gain on sale of property          (1,459)          0       (1,459)          0

Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable            (85,299)    906,660      329,682   1,655,297
   Inventories                      1,375      12,704          831      24,615
   Prepaid expenses                10,350      (2,758)       8,424     (17,396)
   Other assets                    (7,794)    (17,609)     (15,451)    (37,426)
   Accounts payable              (283,496)   (909,527)    (353,105)  1,638,387
   Other current liabilities      (10,218)      2,828        9,946     (31,041)
   Deferred revenue                 4,068       3,113        7,137       5,175
                                 __________  __________  __________  _________
 Net cash provided by (used in)
   operating activities          (397,204)      6,485       35,065      82,421
                                 __________  __________  __________  _________
Cash flow from investing
 activities:Capital expenditures        0           0       (2,500)          0
        Proceeds from asset sale    3,085                    3,085
                                 __________  __________  __________  _________
Net cash used in investing
 activities                         3,085           0          585           0
                                 __________  __________  __________  _________
Cash flow from financing
 activities:Principal payments
 on borrowings                          0     (21,870)           0     (36,136)
                                 __________  __________  __________  __________
Net cash (used in) financing
 activities                             0     (21,870)           0     (36,136)
                                 __________  __________  __________  __________
Increase (Decrease) in cash      (394,119)    (15,385)      35,650      46,285

Cash at beginning of period     1,492,290     668,593     1,062,521     606,923
                                 __________  __________  __________  __________
Cash at end of period          $1,098,171    $653,208    $1,098,171   $ 653,208
                                 __________  __________  __________  __________


See notes to condensed financial statements.

                                    VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                          JUNE 30, 1998

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended June 30, 1998, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1997 and 1996).

3. No federal income tax was due or paid during the periods ending June 30 1997, due to available operating loss carry forwards.

4.  Long-term debt

     Long-term debt is summarized as follows:

                                   June 30, 1998           June 30, 1997

     Mortgage payable individual,
     secured by all assets of the
     Company, payable in monthly
     payments of $7,523, including
     interest at 10.5%, through
     July, 1997.                       $      0                 $ 11,996
                                     __________               __________
                                              0                   11,996
Current portion long-term debt                0                  (11,996)
                                     __________               __________
                                              0                        0
                                     __________               __________


5.  Cash Flow Information

    For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturities of three months or less.

    Cash is classified as follows, for financial statement reporting purposes:
                                     June 30, 1998

         Unrestricted cash            $  652,010
         Cash restricted for well
                         plugging        446,161
                                      __________
                                      $1,098,171

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED JUNE 30, 1998

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position increased $35,650, or 3%, in the six month period and decreased $394,119, or 26%, for the three month period ended June 30, 1998. Accounts receivable decreased $329,682 and accounts payable decreased $353,105 for the six month period causing a net decrease in cash of $23,423. For the three month period, accounts receivable increased $85,299 and accounts payable decreased $283,496, resulting in a net decrease in cash of $368,795. Inventories remained substantially the same during these periods. Prepaid expenses decreased $8,424 for the six month period and $10,350 for the three month period due principally to periodic write-offs to operations. Other assets, excluding restricted cash, increased $15,451 and $7,794 for the six and three month periods ended June 30, 1998, such amounts representing an increase in investments. Fixed assets increased by $2,500 for equipment purchases and was reduced by $3,365 for a vehicle which was sold. The increase in accumulated depreciation was the result of depreciation charges of $35,926 and $18,199 for the six and three month periods and decreased by the write-off of accumulated depreciation for an asset that was sold.

     Current liabilities decreased $343,149 for the six month period and $293,713 for the three month period ended June 30, 1998. Accounts payable accounted for substantially all of the decreases.

     The Company incurred no additional long-term debt during this six month period. Deferred revenue increased $7,137 and $4,068 for the six and three month periods, such amounts representing interest earned on moneys held for future plugging activities.

     Shareholders' equity increased $1,134 for the six month period ended June 30, 1998, the amount of net income for the period.

Material Changes and Results of Operations

     Earned revenues increased $693,784 for the six month period and $696,111 over the three month period ended June 30, 1998, as compared to the same periods in 1997. Of these amounts, gas marketing accounted for $683,118 of the six month increase and $664,581 of the three month increase. Gas purchases increased $690,349 and $696,470 for the same periods which accounted for substantially all of the increase in cost of earned revenues - $718,509 and $703,883 for the six and three month periods as compared to 1997. General and administrative expenses increased $35,988 and $24,480 for the six and three month periods ended June 30, 1998, as compared to the same periods in 1997. Net income decreased $64,710 for the six month period and $32,477 for the three month period ended June 30, 1998, as compared to similar periods in 1997. The $64,710 decrease in income for the six month period is due to decreased revenues and certain increased costs. Gas marketing income decreased $8,260 due to lower margins in spot deals. Production income decreased $43,570 due to lower volumes produced and lower pool average prices. Production expenses included well plugging costs of $19,400 which contributed to the overall income decrease. General and administrative expenses included approximately $17,000 of increased consulting and other fees.


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