Form 10QSB
period 1998-09-30
VINEYARD OIL & GAS CO
filed 1998-11-25
CIK 777582

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

For the quarterly period ended September 30, 1998

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

     Common Stock, No Par Value - 5,125,562.50 shares as of September 30,1998

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY
                                                  September 30,  December 31,
                                                         1998        1997
ASSETS
Current Assets
  Cash                                                $   863,586 $   680,464
  Accounts receivable                                   2,444,967   2,426,739
  Inventories                                             168,860     174,659
  Prepaid Expenses                                         40,718      42,986
                                                       __________  __________
Total Current Assets                                    3,518,131   3,324,848
                                                       __________  __________
  Property, Plant and Equipment                         8,584,113   8,584,977
Accumulated depreciation                                8,131,512   8,076,530
                                                       __________  __________
                                                          452,601     508,447
Deferred Costs and Other Assets
  Cash restricted for plugging                            463,824     382,057
  Investment at equity                                    214,985     234,959
                                                       __________  __________
                                                          678,809     617,016
                                                       __________  __________
TOTAL ASSETS (NOTE)                                   $ 4,649,541 $ 4,450,311
                                                       __________  __________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                      $ 2,785,734 $ 2,605,660
Other accrued liabilities                                  39,178      27,387
                                                       __________  __________
Total Current Liabilities                               2,824,912   2,633,047

Deferred revenue                                          358,740     394,572
Shareholder's Equity Common Stock, authorized
 15,000,000 shares without par value, issued
 5,125,562.5 shares at September 30, 1997,
 at stated value of $.05                                  256,278     256,278
Additional paid-in capital                              4,935,430   4,935,430
                                                       __________  __________
                                                        5,191,708   5,191,708

Retained earnings (deficit)                            (3,500,899) (3,544,096)
                                                       __________  __________
                                                        1,690,809   1,647,612
Less: cost of 67,944 shares held in treasury            ( 224,920)  ( 224,920)
                                                       __________  __________
                                                        1,465,889   1,422,692
                                                       __________  __________
                                                      $ 4,649,541 $ 4,450,311
                                                       __________  __________

See notes to condensed financial statements.


PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                     FOR THE THREE MONTHS AND SIX MONTHS

                        ENDED SEPTEMBER 30, 1998 AND 1997

                          VINEYARD OIL & GAS COMPANY

                                 3 Months    3 Months    9 Months    9 Months
                                 Ended       Ended       Ended        Ended
                                 Sept 30,    Sept 30,    Sept 30,    Sept 30,
                                 1998        1997        1998         1997
Earned revenues               $ 3,448,990 $ 1,816,242 $ 9,051,236 $ 6,724,704
Other Income                       47,508       7,585      86,747      52,592
                               __________  __________ __________ ____________
                                3,496,498   1,823,827   9,137,983   6,777,296

Cost of Earned Revenues         3,330,366   1,724,740   8,726,501   6,402,366
Selling, general and
 administrative expenses          124,069     119,255     367,816     327,014
Interest                                0         194         469       2,434
                               __________  __________ ___________ ___________
                                3,454,435   1,844,189   9,094,786   6,731,814
                               __________  __________ ___________ ___________
Income before income taxes         42,063    (20,362)      43,197      45,482
Income taxes                            0          0            0           0
                               __________  __________ ___________ ___________
Net Income                         42,063    (20,362)      43,197      45,482

Retained Earnings (Deficit)
  Beginning of period          (3,542,962)(3,671,187)  (3,544,096) (3,737,031)
Retained Earnings (Deficit)
  End of period                (3,500,899)(3,691,549)  (3,500,899) (3,691,549)

Income per common share              .008      (.004)        .008        .009
                               __________  __________ ___________ ___________

See Accompanying Notes to Financial Statements


                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                3 Months    3 Months      9 Months   9 Months
                                Ended       Ended         Ended      Ended
                                Sept 30,    Sept 30,      Sept 30,   Sept 30,
                                1998        1997          1998       1997

Cash flow from operating
  activities:
Income (loss) from operations $   42,063   $  (20,362)   $43,197     $ 45,482

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization    20,795       20,185     56,721       63,925
 Provision for losses on
 accounts receivable and
 inventories                       6,000            0     18,000       12,000
 Gain on sale of property              0            0     (1,459)           0

Changes in operating assets
 and liabilities providing
 (using cash):
   Accounts receivable          (365,910)      557,983    (36,228)  2,213,280
   Inventories                     4,968        (6,551)     5,799      18,064
   Prepaid expenses               (6,156)       13,148      2,268      (4,248)
   Other assets                   35,425       (27,418)    19,974     (64,844)
   Accounts payable              533,179      (203,125)   180,074  (1,841,512)
   Other current liabilities       1,844        14,813     11,790     (16,228)
   Deferred revenue              (42,969)        2,412    (35,832)      7,587
                                 __________  __________  _________  __________
 Net cash provided by (used in)
   operating activities          229,239       351,085    264,304     433,506
                                 __________  __________  _________  __________
Cash flow from investing
 activities:Capital expenditures       0        (3,976)    (2,500)     (3,976)
        Proceeds from asset sale       0             0      3,085           0
                                __________   __________  _________  __________
Net cash used in investing
 activities                            0        (3,976)       585     ( 3,976)
                                __________   __________  _________  __________
Cash flow from financing
 activities:Principal payments
 on borrowings                         0       (11,996)         0     (48,132)
                                __________   __________  __________  _________
Net cash (used in) financing
 activities                            0       (11,996)         0     (48,132)
                                __________   __________  __________  _________
Increase (Decrease) in cash      229,239       335,113    264,889     381,398

Cash at beginning of period    1,098,171       653,208  1,062,521     606,923
                                __________   __________  __________  _________
Cash at end of period         $1,327,410    $  988,321 $1,327,410   $ 988,321
                                __________   __________  __________  _________

See notes to condensed financial statements.

                                    VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                          SEPTEMBER 30, 1998

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the nine months ended September 30, 1998, and are not necessarily indicative of the results to  be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1998 and 1997).

3. No federal income tax was due or paid during the periods ending September 30,1998, due to available operating loss carry forwards.

4.  Cash Flow Information

    For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturities of three months or less.

    Cash is classified as follows, for financial statement reporting purposes:

                                     September 30, 1998
         Unrestricted cash            $  863,586
         Cash restricted for well
                         plugging        463,824
                                      __________
                                      $1,327,410

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED SEPTEMBER 30, 1998

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position increased $264,889 for the nine month period and $229,239 for the three month period ended September 30, 1998.For the nine month period accounts receivable increased
$36,228 while accounts payable increased $180,074, resulting in a positive cash flow of $143,846. For the three month period ended September 30, 1998, accounts receivable increased $365,910 while accounts payable increases $533,179 for a net increase of $167,269. Net income and non-cash expenses account for the balance of the cash increase, generally. Inventories decreased $5,799 for the nine month period and $4,968 for the three month period ended September 30, 1998. This reflected normal inventory movement Prepaid expenses decreased $2,268, or 5%, for the nine month period due to periodic write offs to operations. Other assets, excluding restricted cash, decreased $19,974 for the nine months ended September 30, 1998. This consists of profits of $27,318 offset by net withdrawals of $47,292. Fixed assets increased by $2,500 for equipment purchases and was reduced by $3,365 for a vehicle which was sold. The increase in accumulated depreciation was the result of depreciation charges of $56,721 and $20,795 for the nine and three month periods and decreased by the write off of accumulated depreciation for an asset that was sold.

Current liabilities increased $191,865 for the nine month period and
$535,023
for the three month period ended September 30,1998. Accounts payable for gas purchases accounted for substantially all of the increases.

The company incurred no additional long-term debt during this nine month period.

Deferred revenue decreased $35,832 for the nine month period ended September 30, 1998. This account was increased by $11,852 representing interest earned on moneys held for future plugging activities and was decreased by $47,682, the cost of plugging wells.

Shareholders' equity increased $43,197 for the nine month period ended September 30, 1998, the amount of net income for the period.


MATERIAL CHANGES and RESULTS of OPERATIONS

Earned revenues increased $2,326,532 and $1,632,748 for the nine and three month periods ended September 30, 1998, as compared to the prior year. Of these increases, gas marketing increased $2,240,768 and $1,557,650 respectively. Cost of sales increased $2,324,135 and $1,605,626 for the nine and three month periods of which $2,290,713 and $1,600,364 were attributable to gas purchases. General and administrative expenses increased $40,802 for the nine month period and $4,814 for the three month period ended September 30, 1998, over the same periods for 1997. Consulting and other fees accounted for $17,000 of the increase. Net income decreased $2,285 for the nine month period as compared to 1997. Net income for the three month period ended September 30, 1998, increased $42,063 over the income at June 30, 1998. Wells were sold in the third quarter and the gain of $20,000 is included in other income. Plugging costs of $19,400 were reclassified to deferred liability due to a procedural change for handling such costs. Gas marketing sales volume increased but profit decreased due to lower margins on spot deals. This decrease was offset by increases in income from field services.

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