Form 10KSB
period 1998-12-31
VINEYARD OIL & GAS CO
filed 1999-04-15
CIK 777582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998 Commission File Number: 0-13871

VINEYARD OIL & GAS COMPANY

(Exact name of Registrant as specified in its Charter)

PENNSYLVANIA                                           25 1349204
(State or other jurisdiction of incorporation or organization     (I.R.S.
Employer Identification Number)

10299 West Main Road, North East, Pennsylvania    16428-0391
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (814) 725-8742

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

State issuer's revenues for its most recent fiscal year:  $12,830,171

As of March 31, 1999, there were 5, 125,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of Vineyard oil & Gas Company (hereinafter referred to as Vineyard, Company, or Registrant) on that date is unknown. The
Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

Documents Incorporated By Reference
None.


TABLE OF CONTENTS

ITEM                                                             PAGE

PART I

1.BUSINESS                                                         2

2.PROPERTIES                                                       5

3.LEGAL PROCEEDINGS                                                9

4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

5.MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
STOCK-HOLDER MATTERS                                               9

6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATION                                          10

7.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     13

8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE                                          13

PART III

9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              14

10.EXECUTIVE COMPENSATION                                         15

11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT                                                        16

12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 17

PART IV

13.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
FORM 8-K                                                          17

SIGNATURES                                                        18

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES                       19

INDEX OF EXHIBITS

















PART I

ITEM 1.BUSINESS

General Development of Business

Originally, Vineyard obtained oil/gas leases and developed those leaseholds into oil & gas production properties for its own account and on behalf of Limited Partners.

Over the past ten years, Vineyard Oil & Gas Company has shifted its primary business objectives towards the marketing of natural gas. Although remaining in the oil and gas production business, the 'gas marketing' segment of the company has become the dominant factor of the company's financial progress.


As a result of the company's original mission, several related 'profit centers' were established to service the company's oil & gas production, as well as unrelated third parties. Well Service, Equipment Rental, Pipeline Transmission and, as mentioned above, gas Marketing, have all become part of Vineyard's business activities.

At present, Vineyard has no subsidiaries. The company is however, a 45% owner of Northern Pipeline, a Limited Liability Company that gathers and markets gas for third party producers. See investment in jointly owned company in Note D to the financial statements dated December 31, 1998, included in this form 10-KSB.

The most recent addition to Vineyard's business activities is that of marketing electricity to consumers of electric power within the state of Pennsylvania.

Vineyard was incorporated under the laws of Pennsylvania in November of 1978. Its principal executive office is at 10299 West Main Road, North East, PA. 16428, with a telephone number of (814) 725-8742.

Further information concerning the industry segments of the Registrant can be found in Note F, to the financial statements dated December 31, 1998, included in this Form 10-KSB.






























NARRATIVE DESCRIPTION OF BUSINESS DURING FISCAL 1998

Exploration and Development Activities

Vineyard engaged in no exploration and development activities during the year 1998, and the Company does not foresee any exploration or development activities during the year 1999, or in the immediate future.

Since the late 1980's, market conditions for oil and gas drilling have not warranted company or investor interest in exploration or development.

Should market conditions change significantly, the company retains the ability to engage in all phases of drilling and completion of wells, other than the actual drilling.

Operation of Oil and Gas Wells

The Company operates approximately 163 gas wells and 16 oil wells on behalf of itself and Limited Partnerships of which it is also the General Partner, as well as operating approximately 22 wells for third parties. Such operations are primarily in New York and Pennsylvania.

Management of Investment Partnerships

As of March 31, 1999, the Company was the General Partner of 11 Limited Partnerships for which it maintained all books, records and annually provided appropriate tax information.

Revenue from Activities

The total revenue contributed by each of the various activities of the Company for the last two fiscal years is set forth in the Income Statement attached to this report.

Sources and Availability of Raw Materials

The Company has not drilled a well since 1987. The equipment the Company Possesses from the drilling era is now being used to service wells, to repair wells and to install pipeline(s).
Both plastic and steel pipe products are readily available and should continue to be available in 1999.
The Company is cognizant, however, that the oil and gas industry is subject to tremendous flux and a sudden increase in prices could result in shortages.

Seasonality of Business

The various segments of the Registrant's business are subject to seasonal changes. Revenues generated by the sale of natural gas are also seasonal with more demand coming in the colder winter months when heating consumption is high. Vineyard has continued to stabilize its sales of natural gas by entering into contracts with several individual industrial end-users that use gas in the summer only, to provide for a more level consumption of natural gas on a twelve (12) month basis.


Comments Concerning Liquidity and Capital Resources

Information concerning Vineyard's practices with respect to liquidity and capital resources is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Item 6.

Major Customers

See Related Parties Transactions and Business Segment Information, and
Major Customers and Suppliers contained in Note H to the Financial Statements dated December 31, 1998, included in this Form 10-KSB.

Competition

Vineyard's business activities in the service field, as well as gas marketing, are faced with competition from many similarly placed companies, as well as much larger companies and companies which are affiliates of major pipeline companies. The inconsistent price of natural gas has eliminated some competitors and has adversely affected many others, just as it has adversely affected Vineyard. The existence of other companies in the oil and gas business has not influenced the price of supplies, subcontracted services, and equipment consumed by Vineyard. Vineyard does not deem its oil and gas operations to be a significant factor in the industry as a whole, but believes that they are significant in it's immediate area of operations in Northwestern Pennsylvania.

Markets

Over 97% of Vineyard's gas production is serviced by two(2) major natural gas transportation companies. The vast majority of wells owned and operated by Vineyard are adjacent to the first (NFG) of the two (2) natural gas transmission companies. The second company (Columbia Gas Transmission) has only gathering lines near Vineyard's wells, which in turn delivers the gas to a third transmission company (Tennessee Gas Pipeline) to transport the gas back to itself, at an additional charge. Consequently, the Company is in an unequal bargaining position in contracting for price and volumes of natural gas to be purchased by natural gas pipeline companies. This second Company(Columbia Gas Transmission) sold its gathering lines to Norse Pipeline, LLC who hopes to develop new markets.

Vineyard's bargaining position has been improved through the opening of end-user markets pursuant to rules and regulations promulgated by the Federal Energy Regulatory Commission and the Pennsylvania and New York Public Utility Commissions. These rules and regulations force the natural gas transmission companies to transport the Company's production to independent industrial or third party end-users. Although this transportation is done at a fee, it does allow the Company a choice of markets for its production and that of
Producers it markets for.

The agreements that Vineyard has with the pipeline companies permit transportation of Vineyard's production to end-users. While the existence and availability of end-users is benefiting the Company in regards to a higher price for productions, as well as the taking of higher volumes, said end-user market is dependent on the pipeline companies. Lack of sales to end-users would cause a reduction in the price received by the Company for which the Company could sell on a day-to-day basis. The Company is confident that it possesses the contacts, knowledge, and information necessary to continue to market natural gas to end-users. The Company's ability to market to end-users is such that it is now marketing significant volumes of natural gas for third party producers of natural gas to industrial and commercial end users for a fee payable to the Company.

Gas Marketing

Demand for the Company's gas depends on many factors beyond Vineyard's control, including the level of domestic production, foreign imports, the price of fuel oil, access to pipelines, seasonal demands for fuel and government regulation. To help offset the impact of these factors, during the early 1980's, the Company began to market its gas as well as that of other producers directly to end-users and to broker gas via spot deals with suppliers and end-users. This portion of Vineyard's business has grown to higher levels and has become a major part of the Company's over-all business.

Pipelines

Vineyard Oil & Gas Company owns approximately 48 miles of pipelines that gather both its productions and that of other companies to be transported to the major transmission companies and directly to end-users. The Company is in the process of expanding this gathering system to allow producers to consolidate compression and dehydration.

The Company also owns a 45% interest in Northern Pipeline Company, LLC which imposes a gathering charge for the collection of natural gas.

Environmental Regulation

Vineyard's drilling and well services are subject to existing laws and regulations designed to protect the environment. Compliance with said laws and regulations has decreased the efficiency of the Company's operations but has not materially increased the cost of doing business. Environmental regulations are no more burdensome to Vineyard than to other similar oil and gas companies. Additional laws and regulations which could be passed or repealed at any time could result in a material increase or decrease in the cost of doing business.

Employees

On March 31, 1999, the Company had 13 full-time employees. None of Vineyard's employees are presently represented by a union for collective bargaining purposes.

ITEM 2.  PROPERTIES

Information Concerning Reserves, Production Wells, Acreage, Drilling Activities, and Real Estate are as follows:

Introduction

The Company believes that it has satisfactory title to its interests in developed oil and gas properties, all of which are located primarily in New York and Pennsylvania. The Company's developed oil and gas properties are also subject to customary royalty interest generally contracted for in connection with the acquisition of the properties, burdens incident to operating agreements, current taxes, and easements and restrictions (collectively, "Burdens"). The Burdens are customary in the Company's industry and do not place the Company in a competitive disadvantage

As is customary in the oil and gas industry in the case of undeveloped properties, little or no investigation of title is made at the time of acquisition (other than a preliminary review of local real estate records). However, investigations are generally made, and in virtually every case, a title opinion is obtained from local counsel before drilling operations begin.

The Company's headquarters in North East, Pennsylvania include an office complex, a four unit apartment house, a single family dwelling, a repair shop, a storage building and 19 acres of land zoned Industrial.

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

Significant Properties

As of March 31, 1999, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves, including the Company's interest in reserves owned by 11 Partnerships.

Oil and Gas Reserve Information

See Proved Reserves Table included in Note J (unaudited) to the Financial Statements dated December 31, 1998, included in this Form 10-KSB

Reserves Reported to Other Agencies

Vineyard does not file any estimates of total proved net oil or gas reserves with any other Federal authority or agency, other than the Securities and Exchange Commission on this Form 10-KSB.

Oil and Gas Production

The following table sets forth net quantities of oil and natural gas produced by Vineyard, including its proportional share in production of partnerships, for the years indicated. All production is from wells located in the United States. For further information see Note J to the Financial Statements dated December 31, 1998, included in this Form 10-KSB.

                                        1998                  1997
GAS (mcfs)                              129,309               149,632
OIL (barrels)                               602

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.

                                        1998                  1997
Average Annual Sales Price
per Unit of Gas (mcf)                   $2.63                 $2.80

Average Annual Sales Price
per Unit of Oil (barrel)                $13.62              $17.83


Equivalent Average Annual Production Cost

                                     1998       1997

Gas (per mcf)                       $1.54       $1.91
Oil (per barrel)                   $29.86*     $21.92*


* The price can change while the oil is being produced, therefore, certain production can be sold below production cost. Fixed cost remained fairly constant while production was reduced due to low oil prices.

Oil and Gas Wells

The following table sets forth information as of March 31, 1999, regarding the Company's productive oil and gas wells.

                             Gross Wells            Net Wells

Gas Wells                       126                  73.6
Oil Wells                        13                   6.1

During the year 1998, the Company analyzed past, current and projected income from company owned wells, and elected to sell 53 oil wells while plugging 28 oil wells and 4 gas wells. For further information, see Note G to the financial statements dated December 31, 1998 included in this form 10-KSB.

Acreage

The following table sets forth information as of March 31, 1999, regarding the Company's developed and undeveloped oil and gas acreage.

LEASEHOLD ACREAGE
                                          Gross Acreage        Net Acreage

Developed Natural Gas Acreage              13, 947.35          4,762.45
Undeveloped Natural Gas Acreage*               -0-               -0-
Developed Oil Acreage                          75                27
Undeveloped Oil Acreage                        25                25

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

Natural gas lease acreage typically costs the Company between $2.00 and $5.00 per acre in delayed rentals. No delay rentals are currently paid. The majority of the natural gas leases entered into by the Company are for a two-(2) year period, and typically is a 7/8th interest. Oil acreage generally is burdened by additional third party royalty interest and generally a lease is being held by production on some part of that lease.

Drilling Activity

There has been no drilling activity during the years 1998 and 1997.

Present Activities

As of March 31, 1999, no wells were in the process of drilling.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings for the Company other than being party to several actions which arise in the normal course of the Company's business. In Management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse affect upon the financial position of the Company.

See Note G to the Financial Statements dated December 31, 1998, included in this Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year 1998.


PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Value of Common Stock

There is no established public trading market for Vineyard's common stock. Vineyard's common stock is traded privately on a sporadic basis principally in the Northwestern Pennsylvania market.

Number of Holders of Common Stock

As of March 31, 1999, the stock ledger of the Registrant indicated that there were 975 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 1998. The Board of Directors does not anticipate paying or declaring a dividend during fiscal 1999 or in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company's results of operation for the year ended December 31, 1998, and its financial condition at December 31, 1998, are discussed in the following paragraphs and should be read in conjunction with the financial statements of the Company.

Business Overview

The year 1998 again had a business climate that was volatile for all energy related companies, particularly so for small independent producers and marketers such as Vineyard. The winter of 1998 was also in part mild, thus our endusers did not burn as much gas as in a normal winter.

The Company showed a net profit of $186, 568 in 1998, down from $192,936 in 1997.

The Company is continuing to analyze certain facets of its operations and is contemplating closing those cost centers which are unable to function profitably and at the same time, grow the centers that are profitable.

General and administrative expenses are reviewed periodically for cost savings while in-house accounting procedures have been be evaluated and made more efficient wherever possible. In December, 1996, management presented and the Board adopted a detailed business plan identifying company strengths, industry trends and growth projects for 1997 and beyond.

Gas Marketing and Transmission

The year 1998, as in years past, saw wellhead prices too inconsistent to warrant significant investment capital for new drilling ventures with Vineyard Oil & Gas.

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

Most contracts are renewed on an annual basis and are subject to fierce competition. The loss of a major supplier or user of gas could be of significance. Vineyard markets gas from third party producers with year to year contracts. One of Vineyard's major producers sold their production to a company without a marketing team. Vineyard has continued to market gas for them in 1998 and in 1999.
Vineyard's largest producer contemplated selling their production, but rejected all offers and Vineyard Oil & Gas continues to market this production. If the Vineyard were to loose these producers, the Company would have to find Equivalent suppliers under similar contract terms.

The "acquisition mode" within the oil and gas industry has generated interest from some of Vineyard's competitors in acquiring our Company. The Company is currently reviewing a formal offer.

Management will continue to talk informally to those companies expressing interest in our assets and will evaluate all written proposals (if any) to maximize shareholder value.

Gas Transmission

Vineyard currently owns and operates 48 miles of gathering lines.

In 1996, the Company (45% owner) and two producers formed a limited liability company (Northern Pipeline) which acquired Pennzoil's National Transit Pipeline. 1998 showed continued expansion of our Northern Pipeline project. We now have renovated over 60 miles of this pipeline and continue to gather and market the natural gas related to it.

Our plans include the continued expansion and restoration of strategic segments of the pipeline. We are also evaluating the potential interconnection of Northern Pipeline with a much larger private pipeline, which could substantially increase our throughput volumes thereby improving our gathering and marketing revenues. Additionally, there has been interest expressed by other oil and gas producers to purchase isolated portions of the Northern Pipeline system.

Management considers this area of its operations a major part of its business plan.

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

The Company is continuing to review the various cost centers in an effort to control and reduce costs where possible. The Company is continuing to analyze all partnership programs in an effort to determine which are not economic to maintain. The Company will try to close additional partnerships no longer considered economically viable in 1999.

Comparative Results of Operations

The total revenues for 1998 increased $2,891, 310, or 29%, over total revenues in 1997. Gas marketing accounted for $2,829, 651 of the increase, as a result of increased volumes sold at increased prices. Gas purchases increased $2,830, 238, or 33%, over 1997. Well services revenue decreased $22,638, or 9%, due principally to a decrease in contract mark ups. Production and royalties revenue decreased $45,011, or 11%, due to a decrease in gas production of Company wells. Equipment rental increased $59,298, or 32%, due to increased services provided to outside customers.

Other income increased $49,625 over 1997. Of this increase, $20,000 were proceeds from the sale of wells and $53,293 were proceeds from the sale of timber. These increases were offset partly by a decrease in interest income.

Equity in earnings of jointly owned company increased $20,385 over 1997. This increase was the result of increased volumes of gas gathered during the year.

Direct costs and expenses increased $2,851,507, or 31%, over 1997. Gas purchases increased $ 2, 830, 238 as explained above. Well and equipment service costs increased $ 62,673, and production decreased $ 33,067 over the prior year. Equipment expenses increased slightly $ 7,898, and depreciation decreased by $ 16,235.

General and administrative expenses increased $48,395, or 12%, over 1997.
This amount included increases in consulting services of $ 19, 435, attorney fees of $ 7,399, Board of Directors fees of $4,225, insurance of $ 7,799, and group insurance of $3,612.

Interest expense decreased $2,139 from 1997. Interest expense in 1998 was on installment trade accounts payable.

Net income decreased $6,368 from 1997. Although other income and equity in earnings of jointly owned company increased $70,010, as explained previously, this was more than offset by the increase in well and equipment and general and administrative expenses..

Net current assets at December 31, 1998, increased $167,332 over 1997. Accounts receivable increased $571,702 while cash decreased $295,869. Trade accounts payable increased $100,775.

Fixed assets decreased $246,469 from 1997. Of this amount $245,605 was the book value of the wells which were sold in 1998. These assets were fully depreciated. A similar amount was written off against the accumulated depreciation account.

Cash restricted for well plugging increased $111,290. Of this amount, $16,430 was investment income and the balance was amounts transferred by Vineyard Oil and Gas Company. There were no partnership contributions to the account in 1998.

Investments represent the Company's interest in a jointly owned company. The investment showed a net decrease for the year of $49,342. The account increased by $31,607 net income and a Company investment of $12,343, and was reduced primarily by distributions.

Deferred revenues decreased $40,990 from 1997. The account increased by $16,430 of interest earned and decreased by the cost of well plugging in 1998. There were no partnership contributions to the account in 1998.

Net cash used by operating activities in 1998 was $233,047. The major reason for the decrease in cash was an increase in accounts receivable of $575,402, offset by an increase in accounts payable of $75,336. Investment in the jointly owned company produced cash of $49,342. The overall effect was a decrease in cash of $184,579 in 1998.

YEAR 2000 ISSUES

Description

The Year 2000 Issue results from a computer's inability to process year-date data accurately beyond the year 1999. Except in recent years, computer programmers consistently have abbreviated dates by eliminating the first two digits of the year with the assumption that these two digits would always be Thus, January 1, 1965, became 01/01/65. Unless corrected, this shortcut is expected to create widespread problems when the clock strikes 12:00:01 A.M. on January 1, 2000. On that date, some computer programs may recognize the date as January 1, 1900, and process data inaccurately or stop processing altogether. Additionally, the use of abbreviated dates may cause failures when systems currently attempt to perform calculations into the year 2000.

The Year 2000 Issue presents another challenge - the algorithm used in some computers for calculating leap years is unable to detect that the year 2000 is a leap year. Therefore, systems that are not year 2000 ready may register the additional day and date calculations may be incorrect. Furthermore, some software programs use several dates in the year 1999 to mean something other than the date. Examples of such dates are 01/01/99, 09/09/99, and 12/31/99. As systems process information using these dates, they may produce erratic results or stop functioning.

The Year 2000 Issue could result in miscalculations or an inability to processtransactions, send invoices or engage in similar normal business activities.

      Company's State of Readiness
Based upon a Summer 1998 assessment by the Company, it was determined that it will be required to modify and possibly replace material portions of existing software and hardware relating to its operations, and has commenced the remedial process. With respect to its operations, the Company anticipates that the testing and implementation of its upgrades will be completed on or before July 1, 1999.

Beginning in 1999, the Company has initiated communications with all of its significant business partners to determine their Year 2000 compliance. Responses are evaluated as they are received to determine if additional action is required to ensure compliance of the business partner or if alternatives are available. The Company expects that by June 1999, all of its principal business partners will have advised the Company that they are Year 2000 compliant or have initiated programs that will render them Year 2000 compliant in a timely fashion.

      Company Cost to Address Year 2000 Issues

 New                          Repaired

Hardware       Software       Hardware   Software

Costs incurred through
              12/31/98         $19,455      $2,317          $0.00        $0.00

Estimated remaining costs        $0.00      $3,500          $0.00        $0.00

Total costs                    $19,455     $5,817           $0.00        $0.00

The Company intends to utilize its current staff for testing and implementation. The above noted estimate does not include a provision relating to staff costs. These costs are currently indeterminable.

The Year 2000 Issue costs have been, and are expected to be, funded through current operating income.

The Risks of the Company's Year 2000 Issues
The Company deems its greatest risk related to the Year 2000 Issues as being unable to provide oil and gas production to its customers, since this production will rely heavily on the assurances provided by the third party producers.

The Company's Contingency Plans
To the extent that any of its business partners are materially affected by Year 2000 problems, the Company intends to seek the same services from alternative firms that are Year 2000 compliant. In view of the responses from its current business partners, the Company will identify alternative firms on an as needed basis. There can be no assurance, however, that the Company would be able to make appropriate arrangements should the need arise, and accordingly it is uncertain whether, or to what extent, the Company may be affected if problems with its business partners arise.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this is submitted in a separate section of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Gorzynski, Felix and Gloekler, P.C., was retained by the Company for the 1998 audit. There were no disagreements with the auditors on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures for the years ended December 31, 1998, and 1997.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers, and Nominees as of March 31, 1999.

Name                Age

James J. Concilla     61 Board Chairman, President, Director and a member
                         of the Executive Committee. Mr. Concilla has a Bachelors of Science degree from Edinboro University and a Masters degree in Mathematics from the state of Pennsylvania. Mr. Concilla has been an employee, director, and officer of the Company since its organization in 1978.

Charles L. Valone   67   A Director and member of the Wage and Bonus
                         Committee.  Mr. Valone has been
                         a director of the Company since its founding.  Mr.
                         Valone has owned and operated vineyards in North
                         East, Pennsylvania, since 1948. These operations are unrelated to the Company.

Jeffery L. Buchholz   52 Secretary, Treasurer, Director, and a member of
                         the Executive, and Audit Committees.  Mr.
                         Buchholz holds a Bachelors degree in Business Administration from Lambuth College, Jackson, Tennessee, and a Masters degree in Education from Georgia Southern University, Statesboro, Georgia. Mr. Buchholz, a Director since 1989, and the Secretary/Treasurer since 1990, has been a teacher and Union Officer in the Ripley, New York, school system since 1970.

Stephen B. Millis      41 Vice-President, Director, and a member of the
                          Executive Committee. Mr. Millis holds a Bachelor of Arts degree from Gannon University. Mr. Millis, an employee since 1982, was elected Vice-President and a Director in 1992.

James J. MacFarlane   37 Mr. MacFarlane was elected a Director in 1993.
                         Mr. MacFarlane is a member of the Wage/Bonus
       Committee.  Mr. MacFarlane holds a Bachelor
                         of Science degree from the University of Pittsburgh. Mr. MacFarlane has been a Consulting Geologist/ Engineer with MacTech Mineral Management, Inc., Bradford, Pennsylvania, since 1987. MacTech
                         Mineral Management, Inc. is unrelated to the Company.

W. Eric Johnson   40          Mr. Johnson was elected as a Director in 1997.
                              Mr.Johnson is a member of the Audit and Wage/
                              Bonus Committees. Mr. Johnson holds a Bachelor of Science Degree from the University of Dayton.
                              Mr. Johnson has been an investment broker with Thomas F. White and Company, Inc. Erie, PA since
                              1989. Thomas F. White and Company, Inc. is unrelated to the Company.

David H. Stetson   40 Mr. Stetson was elected as a Director in 1998.  Mr.
                      Stetson is a member of the Audit committee. Mr. Stetson has been President and Co-owner of Stetson Brother's Hardware Store, Inc. in North East, PA., for the past twenty years. Stetson Brothers, Inc. is unrelated to the Company.



Current Officers          Title/Office            Year in Which  Term to Expire
 and Directors                                    Service as     at Annual
                                                  Director Began  Meeting in

James J. Concilla   Board Chairman/President      1978             1999
Jeffery L. Buchholz Director/Secretary/Treasurer  1989             1999
Charles L. Valone   Director                      1978             2001
Stephen B. Millis   Director/Vice-President       1992             2000
James J. MacFarlane Director                      1993             2001
W. Eric Johnson     Director                      1997             2000
David Stetson       Director                      1998             2000


March 31, 1999 Board Committees and Members

Executive                    Audit                      Wage/Bonus

James J. Concilla       Jeffery L. Buchholz    Charles Valone
Jeffery L. Buchholz     W. Eric Johnson        W. Eric Johnson
Stephen B. Millis       David Stetson          James J. MacFarlane


ITEM 10.  EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain information concerning compensation during fiscal 1996, 1997 and 1998 by the Company to each of the Company's executive officers.

                         Summary Compensation Table

Name and              Year    Base Salary   Commissions  Bonus    Other
Principal Position     (1)      (2)           (3)          (4)   (5) (6)
James J. Concilla     1998      $75,000      $61,129        0     $3,000
President, Chairman   1997      $47,341      $31,928        0     $3,000
of the Board          1996      $47,341      $15,000        0     $3,000

Stephen B. Millis     1998      $50,970      $88,074        0     $3,000
Vice-President        1997      $36,941      $43,289        0     $3,000
                      1996      $36,941      $17,000        0     $3,000

Jeffery L. Buchholz   1998      $2,431         0             0          0
Secretary/Treasurer   1997        $874         0             0          0
                      1996      $1,159         0             0          0


Mr. Concilla's base salary for 1998 was adjusted to $75,000 with no commissions as of January 1, 1998.
The unpaid amount of $27,664 is reflected in accounts payable.

The Company paid Mr. Millis a base salary of $36, 941 / year. Mr. Millis also earned commissions up to July 1, 1998. Retroactive to July 1, 1998 the Company changed Mr. Millis' compensation to salary only of $65, 000 / year The amount due Mr. Millis for 1998 was $78, 886. The amount paid Mr. Millis in 1998 was $97, 099 which, included commissions of $60, 158 earned in 1996 and The unpaid amount for 1998 of $41, 945 is reflected in accounts payable.
Mr. Millis disputes the Companies right to change his compensation. Mr. Millis claims he has an employment contract that requires that he be paid a salary of $36, 941 plus commissions. The $18,000 in dispute at December 31, 1998 is not reflected in accounts payable.

Reflects commissions related to the sale of natural gas. The commissions paid to Mr. Concilla in 1998 were earned during 1996 and 1997. The 1998 commissions reported above for Mr. Millis were earned during the years 1996 1997 and 1998 up to June 30, 1998. The commissions reported above for 1996 and 1997 represent commissions paid in 1996 and 1997, which were in part earned in prior years

No stock bonus was awarded to any directors, executive officers or other employees of the
       Company during the years 1996, 1997 or 1998.

In April, 1995, the Board of Directors established life insurance plans for Mr. Concilla and Mr. Millis, contributed annually in the amounts as shown.

(6) Mr. Concilla and Mr. Millis are given the use of Company vehicles and the Company provides Mr. Buchholz, a part-time employee, with personal automobile labor maintenance.

No officer received any other non-cash compensation during the years ending December 31, 1996, 1997 or 1998, other than health insurance which all full-time employees of the Company are entitled to receive.

Executive Officer Severance Package

An Executive Officer severance package which was in effect for Chief Executive Officer Concilla and Vice President Millis was withdrawn by the Wage/Bonus Committee, which is a majority of the Board of Directors, in December of 1997.

No stock options were awarded to any directors, executive officers or other employees of the Company during fiscal 1998.



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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of March 31, 1999, concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.



Name and Address               Number of Shares (1)     Percentage of Class

James J. Concilla                  307,261.     256.0%
20 Blaine Street
North East, PA  16428

Charles L. Valone                  142,000        2.8%
11217 Old Lake Road
North East, PA  16428

Stephen B. Millis                  221,650        4.3%
11370 Martin Road
North East, PA  16428

Jeffery L. Buchholz                2,375.5         .05%
149 Orchard Beach Park
North East, PA  16428

W. Eric Johnson                   38,345.63        .7%
830 Compass Drive
Erie, PA  16505

David H. Stetson                  81,475.5        1.6%
9916 East Lake Road
North East, PA.  16428

All Officers and Directors
as a group (5 individuals)      793,701.38       15.5%

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

(b)  Reports on Form 8-K filed in the fourth quarter 1998:  None.

(c)  Other reports on Form 8-K:  None.

(d) Exhibits - The response to this portion of Item 13 is submitted as a separate section of this Report.












SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINEYARD OIL & GAS COMPANY



James J. Concilla     Chairman, Board of Directors,
JAMES J. CONCILLA         President



Jeffery L. Buchholz   Secretary/Treasurer, Director
JEFFERY L. BUCHHOLZ



Charles L. Valone     Director
CHARLES L. VALONE



Stephen B. Millis     Vice-President, Director
STEPHEN B. MILLIS



James J. MacFarlane   Director
JAMES J. MACFARLANE



W. Eric Johnson       Director
W. ERIC JOHNSON


David H. Stetson       Director
DAVID H. STETSON


Melissa A. Carris      Controller
MELISSA A. CARRIS























                        FORM 10-KSB ITEM 7
                  VINEYARD OIL AND GAS COMPANY
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




1.  Balance Sheet - December 31, 1998

2.  Income Statements - Years Ended December 31, 1998 and 1997

3.  Statements of Shareholders' Equity - Years Ended December 31,
    1998 and 1997

4.  Statements of Cash Flows - Years Ended December 31, 1998 and
    1997

5.  Notes to Financial Statements - December 31, 1998










































                   Independent Auditors' Report


Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania


We have audited the accompanying balance sheet of Vineyard Oil and Gas Company as of December 31, 1998, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                              Gorzynski, Felix and Gloekler, P.C.













March 20, 1999
North East, Pennsylvania









                           EXHIBIT NUMBER 27
                        FINANCIAL DATA SCHEDULE
                 For the Year Ended December 31, 1998


[S]                              [C]
[PERIOD-TYPE]                     12-MOS
[FISCAL-YEAR-END]                 DEC-31-1998
[PERIOD-END]                      DEC-31-1998
<CASH AND CASH ITEMS>                 680,464
[SECURITIES]                               --
[RECEIVABLES]                       2,496,739

[ALLOWANCES]                           70,000
[INVENTORY]                           174,659
[CURRENT-ASSETS]                    3,324,848
[PP&E]                              8,584,977
[DEPRECIATION]                      8,076,530
[TOTAL-ASSETS]                      4,450,311
[CURRENT-LIABILITIES]               2,633,047
[BONDS]                                    --
[PREFERRED-MANDATORY]                      --
[PREFERRED]                                --
[COMMON]                              256,278
[OTHER-SE]                          1,166,414
[TOTAL-LIABILITY-AND-EQUITY]        4,450,311
[SALES]                             9,845,241
[TOTAL-REVENUES]                    9,938,861
[CGS]                               9,323,193
[TOTAL-COSTS]                       9,323,193
[OTHER-EXPENSES]                      420,124
[LOSS-PROVISION]                           --
[INTEREST-EXPENSE]                      2,608
[INCOME-PRETAX]                       192,936
[INCOME-TAX]                               --
[INCOME-CONTINUING]                   192,936
[DISCONTINUED]                             --
[EXTRAORDINARY]                            --
[CHANGES]                                  --
[NET-INCOME]                          192,936
[EPS-PRIMARY]                            .038
[EPS-DILUTED]                            .038

















                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 1998


ASSETS

 Current Assets
   Cash                                                        $  680,464
   Accounts receivable, less allowance for
    doubtful accounts of $70,000                                2,426,739
   Inventories (Note       A)                                     174,659
   Prepaid expenses                                                42,986

     Total current assets                                      $3,324,848

 Property, Plant and Equipment (Note   A)
   Land and land improvements                                  $  193,680
   Building and improvements                                      257,008
   Oil and gas properties and transmission
    equipment                                                   6,945,833
   Drilling and other equipment                                 1,188,456

                                                               $8,584,977
   Less: accumulated depletion, depreciation and
          amortization                                        ( 8,076,530

                                                               $  508,447

 Other Assets
   Cash restricted for well plugging (Note     A)              $  382,057
   Investments - at equity (Note    D )                           234,959

                                                               $  617,016

                                                               $4,450,311



See Note       s to financial statements.




















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

 Deferred Revenue (Note         A)                             $  394,572

 Commitments and Contingencies (Note     G)                        $

 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,125,563 shares
    at December 31, 1998, at stated value of $.05              $  256,278
   Additional paid-in capital                                   4,935,430

                                                               $5,191,708
 Retained Earnings (Deficit)                                  ( 3,544,096

                                                               $1,647,612
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920

                                                               $1,422,692


                                                               $4,450,311






























                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 1998 and 1996


                                                      1998        1996

Earned Revenues
 Gas marketing                                     $9,011,565  $5,900,466
 Well services                                        246,432     200,207
 Production and royalties                             400,934     441,465
 Equipment rental and service income                  186,310     167,483

                                                   $9,845,241  $6,709,621

 Other income                                          82,398      45,022
 Equity in earnings of jointly owned
  company                                              11,222      12,449

                                                   $9,938,861  $6,767,092

Costs and Expenses
 Direct costs of earned revenues
   Gas marketing                                   $8,666,825  $5,537,960
   Well services                                      344,583     327,430
   Production                                         180,961     208,660
   Equipment expenses                                  41,495      44,455
   Depreciation and amortization                       89,329     110,723

                                                   $9,323,193  $6,229,228
 General and administrative                           408,557     397,149
 Depreciation                                          11,567      10,942
 Interest                                               2,608      10,808

                                                   $9,745,925  $6,648,127

Net Income Before Income Taxes                     $  192,936  $  118,965

Income Taxes (Note         C)                               0           0

Net Income                                         $  192,936  $  118,965

Income Per Common Share                            $     .038  $     .023



See Note            s to financial statements.













                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 1998 and 1996


                                               Capital in  Retained
                                      Common   Excess of   Earnings Treasury
                                      Stock    Par Value   (Deficit)   Stock

Balance at January 1, 1996           $256,278  $4,935,430 ($3,855,997)
($224,920)

Net Income For the Year                 --         --         118,965

Balance at December 31, 1996         $256,278  $4,935,430 ($3,737,032)
($224,920)

Net Income For the Year                 --         --         192,936

Balance at December 31, 1998         $256,278  $4,935,430 ($3,544,096)
($224,920)



See Note          s to financial statements.






































                   VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 1998 and 1996


                                                     1998         1996

Operating Activities
 Net income                                       $  192,936   $  118,965
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion, depreciation and
    amortization                                     100,896      121,665
   Provision for losses on accounts
    receivable                                   (     3,200) (     5,327)
 Changes in operating assets and
  liabilities providing (using) cash:
   Accounts receivable                             1,243,634  ( 1,944,174)
   Inventories                                        24,027       23,722
   Prepaid expenses                              (    20,640)      10,236
   Accounts payable                              (   910,022)   1,758,508
   Accrued expenses                              (    24,908) (    22,103)
   Deferred revenue                                   12,279       17,161

   Net cash provided by operating
    activities                                    $  615,002   $   78,653

Investing Activities
 Purchases of property, plant and
  equipment                                      ($    6,996) ($   78,335)
 Investment in jointly-owned company             (   104,276) (   126,291)

   Net cash (used in) investing
    activities                                   ($  111,272) ($  204,626)

Financing Activities
 Principal payments on borrowings                ($   48,132) ($   86,907)

   Net cash (used in) financing
    activities                                   ($   48,132) ($   86,907)

Increase (Decrease) in Cash                       $  455,598  ($  212,880)

Cash at Beginning of Year                            606,923      819,803

Cash at End of Year (Note       )                 $1,062,521   $  606,923



See Note          s to financial statements.









                   VINEYARD OIL AND GAS COMPANY
                  Note       s to Financial Statements
                        December 31, 1998



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

    Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of parts and piping utilized in the Company's oil and gas operations and gas produced in 1998 to be redelivered to customers in future periods.

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

    Earnings Per Share - Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,563 in 1998 and 1996).

    The following schedule summarizes the changes in the number of shares of capital stock:

                                                                Common
                                                                Stock

    Balance at January 1, 1996                                5,125,563
    Issuance of shares                                           --

    Balance at December 31, 1996 and 1998                     5,125,563

    Other - Certain reclassifications were made to the prior year's financial statements to conform to current presentations.

    Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.

    At December 31, 1998, the carrying amount of the Company's deposits was $797,978 and the bank balance was $864,217. Of the bank balance, $304,239 was covered by federal depository insurance and $559,978 was uninsured. The Company also maintains a $264,543 balance in a short-term government bond fund. This balance is not
insured.  (See Note           B.)

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

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

    Cash paid during the year for:

                                                       1998        1996

      Interest                                      $    2,125   $ 11,291
      Income taxes                                         --         --

    Cash consists of the following at the end of each year presented:

                                                       1998        1996

    Cash in bank                                    $  797,978   $447,520
    Short-term investment                              264,543    159,403

                                                    $1,062,521   $606,923

    Cash is classified as follows for financial statement reporting purposes:

                                                      1998         1996

    Unrestricted cash                              $  680,464    $281,186
    Cash restricted for well plugging                 382,057     325,737

                                                   $1,062,521    $606,923

NOTE           C - INCOME TAXES

    The taxes on pretax income are reconciled with income tax expense as follows:

                                                      1998         1996

    Expected tax on pretax income from
     continuing operations at statutory
     rates                                         $   58,495    $ 40,448

    Tax (benefit) expense of excess
     financial basis depreciation                 (    16,030)  (   4,611)

    Tax (benefit) expense of net
     operating loss carryover                     (    42,465)  (  35,837)

    Income tax expense                             $   --        $  --

    Amounts for deferred tax assets and liabilities are as follows:

                                                      1998        1996

    Deferred tax liability                         $   --      $   --

    Deferred tax asset                             $2,024,421  $1,998,102
    Valuation allowance                           ( 2,024,421)( 1,998,102)

                                                   $   --      $   --

    The net change in the valuation allowance was $26,319 between 1998 and 1996.

    The following temporary differences gave rise to the deferred tax asset at December 31, 1998 and 1996:

                                                     1998         1996

    Excess of financial accounting over
     tax depreciation                              $   16,030  $    4,611

    Tax credit carryforward                           549,157     549,157

    Net operating loss carryforward                 1,459,234   1,444,334

                                                   $2,024,421  $1,998,102

    The Company has available at December 31, 1998, unused investment credots and operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                    Unused
                Year of           Investment          Unused Operating
              Expiration            Credits           Loss Carryforward

                 1999              $ 87,666              $   --
                 1999               183,968                  --
                 2000               226,056                  --
                 2001                51,467                  82,826
                 2002                 --                    867,597
                 2003                 --                  1,544,234
                 2004                 --                  1,593,565
                 2005                 --                     --
                 2006                 --                    102,646
                 2007                 --                      5,592
                 2008                 --                     51,581
                 2009                 --                     --
                 2010                 --                     --
                 2011                 --                     43,824

                                   $549,157              $4,291,865

NOTE                D - INVESTMENT IN JOINTLY OWNED COMPANY

    The Company owns a 45% interest in Northern Pipeline Company, LLC, which operates a pipeline for the transportation of natural gas and which began operations in July, 1996. This investment is carried at cost, under the equity method and is adjusted for the Company's proportionate share of undistributed earnings or losses.

    Following is a summary of unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC:

                                                        1998       1996

    Current assets                                    $172,448   $ 57,407
    Property and equipment, net                        605,307    300,513
    Other assets, net                                    4,328      5,564

                                                      $782,083   $363,484

    Current liabilities                               $106,927   $ 52,263
    Long-term debt                                       --        13,257

                                                      $106,927   $ 65,520
    Equity                                             675,156    297,964

                                                      $782,083   $363,484

    Sales                                             $145,774   $ 54,142

    Net income                                        $ 24,937   $ 27,211


NOTE           E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

    Transactions and balances for the years ended December 31, 1998 and 1996 are as follows:

                                                       1998        1996

    Drilling and well services
     revenue                                         $ 96,325    $114,069

    Production and royalties revenue                  319,848     340,911

    Gas marketing revenue                              16,712      20,061

                                                      $432,885    $475,041



    Accounts receivable                              $ 93,282    $102,599

    Accounts payable                                 $168,275    $110,991


2. The Company charges Northern Pipeline, LLC, for equipment rental. It also charges the subsidiary a monthly management fee.





    Transactions and balances for the years ended December 31, 1998 and 1996 are as follows:

                                                       1998        1996

    Equipment rental and service
     income                                          $ 23,869    $ 25,622
    Other income                                        4,320       2,200

                                                     $ 28,189    $ 27,822

    Accounts receivable                              $ 60,066    $ 10,892

    Accounts payable                                 $ 37,592    $  --


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

                                                      1998        1996

    Revenues:
      Gas marketing                                $9,011,565  $5,900,466
      Well services and equipment
       rental                                         432,742     367,690
      Oil and gas production -
       unaffiliated customers                         400,934     441,465

                                                   $9,845,241  $6,709,621
      General corporate                                93,620      57,471

                                                   $9,938,861  $6,767,092


    Income (loss) before
     income taxes:
      Gas marketing                                $  344,740  $  362,506
      Well services and equipment
       rental                                     (     7,148)(    71,426)
      Oil and gas production                          184,456     189,313

                                                   $  522,048  $  480,393

General corporate                                 (   329,112)(   361,428)

                                                   $  192,936  $  118,965

    Identifiable assets:
      Gas marketing                                $2,466,371  $3,679,207
      Well services and equipment
       rental                                         818,019     456,660
      Oil and gas production                          628,661     669,883

                                                   $3,913,051  $4,805,750
      General corporate                               537,260     422,408

                                                   $4,450,311  $5,228,158

    Capital spending:
      Gas marketing                                $   --      $   --
      Well services and equipment
       rental                                           6,996      78,335
      Oil and gas production                           --          --

                                                   $    6,996  $   78,335
      General corporate                                --          --

                                                   $    6,996  $   78,335

    Depletion, depreciation and
     amortization:
      Gas marketing                                $   --      $   --
      Well services and equipment
       rental                                          41,923      67,231
      Oil and gas production                           47,406      43,492

                                                   $   89,329  $  110,723
      General corporate                                11,567      10,942

                                                   $  100,896  $  121,665

NOTE             G - COMMITMENTS AND CONTINGENCIES

    All except eleven of the limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs. (See Note
A).
Upon closing of the partnerships, the Company will now assume all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 1998, the wells transferred to the Company from these partnerships continued to produce oil and gas. Also, as of December 31, 1998 the Company owned 216 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

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

    Lastly, future explorations may discover formations deeper than those existing, and non-producing wells may be deepened to access them. For these reasons, no well-plugging liability relating to gas wells owned directly by the Company, or in which the Company has an interest as a general partner, has been recorded as of December 31, 1998.

    The Company has been informed that two of its major suppliers are in the process of being sold. The impact of these sales are not readily determinable.During 1998, the Company purchased approximately $3,682,000 of gas from these two suppliers for resale, which represents 42% of total gas purchases for the year.

    The Company is also a party to several actions which arise in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.

NOTE________ H - MAJOR CUSTOMERS AND SUPPLIERS

    The Company makes a substantial portion of its gas marketing sales to three customers. During 1998 and 1996, sales to the three largest customers aggregated approximately $4,058,000 (45%) and $1,446,000 (25%), respectively. At December 31, 1998 and 1996, amounts due from those customers included in trade accounts receivable were approximately $484,000 and $352,000, respectively.

The Company purchased approximately $4,486,000 (52%), from three suppliers and $3,475,000 (63%), from four suppliers of gas for resale, during 1998 and 1996, respectively. At December 31, 1998 and 1996, amounts due to those suppliers included in accounts payable were approximately $1,064,000 and $1,109,000, respectively.

NOTE________ I - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.

The estimated fair values of the Company's financial instruments as of December 31, 1998, are as follows:

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


                                                    Gas (MCF)   Oil (BBL)

Proved reserves at December 31, 1995                 971,394       6,351

Production                                          (177,076)     (1,781)
Revisions in previous quantity estimates              74,434       3,131

Proved reserves at December 31, 1996                 868,752       7,701

Production                                          (149,632)     (  810)
Revisions in previous quantity estimates              95,688         345

Proved reserves at December 31, 1998                 814,808       7,236

    Capitalized Costs - The Company's net investment in oil and gas producing properties, excluding transmission equipment, at December 31, 1998 and 1996 is as follows:

                                                      1998        1996

    Proved oil and gas properties                  $5,740,913  $5,740,913
    Accumulated depletion, depreciation
     and amortization                             ( 5,634,109)( 5,598,591)

                                                   $  106,804  $  142,322


    Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities - There were no costs incurred in oil and gas property acquisitions, exploration and development activities for the years ended December 31, 1998 and 1996.

    Results of Operations for Oil and Gas Producing Activities - The following summarizes the "Results of Operations for Producing Activities" as defined by FASB 69, for the years ended December 31, 1998 and 1996. As required, income taxes are included in the results, but were computed under FASB guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.

                                                       1998       1996

    Revenues                                          $935,012   $964,125

    Less:
      Production costs                                $370,299   $368,814
      Depletion, depreciation
       and amortization                                 47,406     88,626

                                                      $417,705   $457,440

                                                        1998       1996

                                                      $517,307   $506,685
    Income taxes                                         --         --

    Results of operations from
     oil and gas producing
     activities before corporate
     overhead and interest costs                      $517,307   $506,685

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

                                                      1998        1996

    Future cash inflows                            $2,473,000  $2,024,000
    Future production costs                       ( 1,113,000)(   963,000)
    Future income tax expense                          --          --

    Future after-tax net cash
     flows                                         $1,360,000  $1,061,000
    10% annual discount                           (   629,000)(   495,000)

    Standardized measure of
     discounted future net
     cash flows                                    $  731,000  $  566,000



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


                                                     1998        1996

    Beginning of year                                $566,000    $639,000

    Changes resulting from:
      Sales of production                           ($935,000)  ($964,000)
      Net change in prices
       relating to future
       production                                     612,000     456,000
      Extensions and discoveries                        --          --
      Revisions in previous
       quantity estimates                             280,000     216,000
      Accretion of discount                            50,000      56,000
      Net change in income taxes                        --          --
      Other                                           158,000     163,000

      Net increase (decrease)                        $165,000   ($ 73,000)

    End of year                                      $731,000    $566,000





























                        FORM 10-KSB ITEM 7
                  VINEYARD OIL AND GAS COMPANY
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




1.  Balance Sheet - December 31, 1998

2.  Income Statements - For the Years Ended December 31, 1998 and
    1997

3.  Statements of Shareholders' Equity - For the Years Ended
    December 31, 1998   and 1997

4.  Statements of Cash Flows - For the Years Ended December 31,
    1998 and 1997

5.  Notes to Financial Statements - December 31, 1998



































                   Independent Auditors' Report


Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania


    We have audited the accompanying balance sheet of Vineyard Oil and Gas Company as of December 31, 1998, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                              Gorzynski, Felix and Gloekler, P.C.



March 25, 1999
Erie, Pennsylvania

                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 1998


ASSETS

 Current Assets
   Cash                                                        $  432,703
   Accounts receivable, less allowance for
    doubtful accounts of $73,700                                2,998,441
   Inventories (note A)                                           172,461
   Prepaid expenses                                                29,769

     Total current assets                                      $3,633,374

 Property, Plant and Equipment (Note A)
   Land and land improvements                                  $  193,680
   Building and improvements                                      257,008
   Oil and gas properties and transmission
    equipment                                                   6,700,228
   Drilling and other equipment                                 1,187,592

                                                               $8,338,508
Less: accumulated depletion, depreciation and
  amortization                                                ( 7,913,763)

                                                               $  424,745

 Other Assets
   Cash restricted for well plugging (note A)                  $  445,239
   Investments - at equity (note D)                               185,617

                                                               $  630,856

                                                               $4,688,975
















See notes to financial statements.






LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
   Accounts payable
     Trade                                                     $2,538,160
     Limited partnerships                                         142,836
   Accrued expenses                                                45,137

                                                   Total current liabilities
$2,726,133

 Deferred Revenue (Note A)                                     $  353,582

 Commitments and Contingencies (Note G)                        $   --

 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,125,563 shares
    at December 31, 1998, at stated value of $.05              $  256,278
   Additional paid-in capital                                   4,935,430

                                                               $5,191,708
 Retained Earnings (Deficit)                                  ( 3,357,528)

                                                               $1,834,180
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)

                                                               $1,609,260



                                                               $4,688,975

















                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 1998 and 1997


                                                     1998         1997

Earned Revenues
 Gas marketing                                    $11,841,216  $9,011,565
 Well services                                        223,794     246,432
 Production and royalties                             355,923     400,934
 Equipment rental and service income                  245,608     186,310

                                                  $12,666,541  $9,845,241

 Other income                                         132,023      82,398
 Equity in earnings of jointly owned
  company                                              31,607      11,222

                                                  $12,830,171  $9,938,861

Costs and Expenses
 Direct costs of earned revenues
   Gas marketing                                  $11,497,063  $8,666,825
   Well services                                      407,256     344,583
   Production                                         147,894     180,961
   Equipment expenses                                  49,393      41,495
   Depreciation and amortization                       73,094      89,329

                                                  $12,174,700  $9,323,193

 General and administrative                           456,952     408,557
 Depreciation                                          11,482      11,567
 Interest                                                 469       2,608

                                                  $12,643,603  $9,745,925

Net Income Before Income Taxes                    $   186,568  $  192,936

Income Taxes (Note C)                                 --           --

Net Income                                        $   186,568  $  192,936

Income Per Common Share                           $      .036  $     .038




See notes to financial statements.











                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 1998 and 1997


                                               Capital in  Retained
                                      Common   Excess of   Earnings   Treasury
                                      Stock    Par Value   (Deficit)   Stock

Balance at January 1, 1997           $256,278  $4,935,430($3,737,032)($224,920)

Net Income For the Year                 --         --        192,936     --

Balance at December 31, 1997         $256,278  $4,935,430($3,544,096)($224,920)

Net Income For the Year                 --         --        186,568     --

Balance at December 31, 1998         $256,278  $4,935,430($3,357,528)($224,920)




























See notes to financial statements.
                   VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 1998 and 1997


                                                     1998         1997

Operating Activities
 Net income                                       $  186,568   $  192,936
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion, depreciation and
    amortization                                      84,576      100,896
   Provision for losses on accounts
    receivable                                         3,700  (     3,200)
   (Gain) on disposal of assets                  (    74,751)      --
 Changes in operating assets and
  liabilities providing (using) cash:
   Accounts receivable                           (   575,402)   1,243,634
   Inventories                                         2,198       24,027
   Prepaid expenses                                   13,217  (    20,640)
   Accounts payable                                   75,336  (   910,022)
   Accrued expenses                                   17,750  (    24,908)
   Deferred revenue                              (    40,990)      12,279

   Net cash provided by (used in)
    operating activities                         ($  307,798)  $  615,002

Investing Activities
 Purchases of property, plant and
  equipment                                      ($    2,500) ($    6,996)
 Proceeds from sale of equipment                      76,377       --
 Change in investment in jointly-owned
  company                                             49,342  (   104,276)

   Net cash provided by(used in)
    investing activities                          $  123,219  ($  111,272)

Financing Activities
 Principal payments on borrowings                 $   --      ($   48,132)

   Net cash (used in) financing
    activities                                    $   --      ($   48,132)

Increase (Decrease) in Cash                      ($  184,579)  $  455,598

Cash at Beginning of Year                          1,062,521      606,923

Cash at End of Year (Note B)                      $  877,942   $1,062,521

See notes to financial statements.
                   VINEYARD OIL AND GAS COMPANY
                  Notes to Financial Statements
                        December 31, 1998


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

    Development Costs of Oil and Gas Properties - The Company follows the successful efforts method of accounting for its oil and gas producing activities as prescribed by FASB Statement No. 19. Under this method, all costs of production equipment, properties and wells were capitalized and are depleted on the units of production method based on the estimated recoverable oil and gas reserves. Costs of acquiring undeveloped oil and gas leasehold acreage were capitalized. Geological expenses were charged against income as incurred.

    For income tax purposes, tangible costs are depreciated using accelerated tax methods and intangible costs are expensed when incurred.

    Property, Plant and Equipment - Property, plant and equipment is stated on the basis of cost. Expenditures for major additions or betterments are capitalized. Maintenance and repairs are charged to expense as incurred. Differences between amounts received and net carrying value of assets retired or disposed of are included in the income statement. For the years ended December 31, 1998 and 1997, the Company realized net gains on the disposal of assets of $74,751 and $0, respectively. These amounts are reported as other income in these financial statements. Depreciation of assets is computed by the straight-line method for financial reporting purposes at rates sufficient to amortize the costs over their estimated useful lives and by accelerated methods for income tax purposes.
NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Investments in Limited Partnerships - The Company accounts for its investments in limited partnerships under the proportional consolidation method, which recognizes its share of earnings or losses after the date of acquisition.

    Deferred Revenue - The Company, as general partner, has withheld from prior years' quarterly partnership distributions an estimated fee for future well plugging charges. The plugging fees are recorded as a deferred cost until the actual plugging costs have been incurred by the partnerships. The Company holds in escrow cash collected from the partnerships, plus earnings thereon, designated to cover these future costs. Future collections are contingent upon future revenue distributions and therefore are currently indeterminable. The Company plugged 28 oil and 4 gas wells in 1998 at a cost of $48,000. See note G for additional information.

    Income Taxes - The Company provides for taxes based on income as reported in the income statement. Deferred income taxes are provided on certain income and expenses which are recognized in different periods for tax and financial reporting purposes.

    Earnings Per Share - Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding (5,125,563 in 1998 and 1997).

    The following schedule summarizes the changes in the number of shares of capital stock:

                                                               Common
                                                               Stock

    Balance at January 1, 1997                                5,125,563
    Issuance of shares                                           --

    Balance at December 31, 1998 and 1997                     5,125,563

    Other - Certain reclassifications were made to the prior year's financial statements to conform to current presentations.

    Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.

    At December 31, 1998, accounts receivable, net of allowance, amounted to $2,998,441.

    At December 31, 1998, the carrying amount of the Company's deposits was $877,942 and the bank balance was $913,654. Of the bank balance, $278,355 was covered by federal depository insurance and $635,299 was uninsured.

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

    Short term investments consist of money market funds, and are reported at market value, which equals cost.

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

    Cash paid during the year for:

                                                                   1998
               1997

      Interest                                        $    469 $    2,125
      Income taxes                                       --         --

    Cash consists of the following at the end of each year presented:

                                                        1998      1997

      Cash in bank                                    $514,128 $  797,978
      Short-term investments                           363,814    264,543

                                                      $877,942 $1,062,521


NOTE B - CASH FLOW INFORMATION (CONTINUED)

    Cash is classified as follows for financial statement reporting purposes:

                                                      1998        1997

    Unrestricted cash                              $  432,703  $  680,464
    Cash restricted for well plugging                 445,239     382,057

              $  877,942          $1,062,521


NOTE C - INCOME TAXES

    The taxes on pretax income are reconciled with income tax expense as follows:

                                                      1998        1997

    Expected tax on pretax income from
     continuing operations at statutory
     rates                                         $   56,012  $   58,495

    Tax (benefit) expense of excess
     financial basis depreciation                 (    15,845)(    16,030)

    Tax (benefit) expense of net
     operating loss carryover                     (    40,167)(    42,465)

    Income tax expense                             $   --      $   --

    Amounts for deferred tax assets and liabilities are as follows:

                                                      1998        1997

    Deferred tax liability                         $    --     $   --

    Deferred tax asset                             $1,892,569  $2,024,421
    Valuation allowance                           ( 1,892,569)( 2,024,421)

                                                   $   --      $   --

    The net change in the valuation allowance was $131,852 between 1998 and 1997.









NOTE C - INCOME TAXES (CONTINUED)

    The following temporary differences gave rise to the deferred tax asset at December 31, 1998 and 1997:

                                                                  1998
                1997

    Excess of financial accounting over
     tax depreciation                              $   15,845  $   16,030

    Tax credit carryforward                           461,491     549,157

    Net operating loss carryforward                 1,415,233   1,459,234

                                                               $1,892,569
          $2,024,421

    The Company has available at December 31, 1998, unused investment credits and operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                    Unused
                Year of           Investment          Unused Operating
              Expiration            Credits           Loss Carryforward

                 1999              $183,968              $   --
                 2000               226,056                  --
                 2001                51,467                  --
                 2002                 --                    675,068
                 2003                 --                  1,544,234
                 2004                 --                  1,593,565
                 2005                 --                     --
                 2006                 --                    102,646
                 2007                 --                      5,592
                 2008                 --                     51,581
                 2009                 --                     --
                 2010                 --                     --
                 2011                 --                     43,824

                                   $461,491              $4,016,510


NOTE D - INVESTMENT IN JOINTLY OWNED COMPANY

    The Company owns a 45% interest in Northern Pipeline Company, LLC, which operates a pipeline for the transportation of natural gas and which began operations in July, 1997. This investment is carried at cost, under the equity method and is adjusted for the Company's proportionate share of undistributed earnings or losses.






NOTE D - INVESTMENT IN JOINTLY OWNED COMPANY (CONTINUED)

    Following is a summary of unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC:

                                                        1998       1997

    Current assets                                    $ 78,735   $172,448
    Property and equipment, net                        594,521    605,307
    Other assets, net                                    3,091      4,328

                                                      $676,347   $782,083

    Current liabilities                               $ 93,011   $106,927

    Equity                                            $583,336   $675,156

                                                      $676,347   $782,083

    Sales                                             $238,852   $145,774

    Net income                                        $ 70,237   $ 24,937


NOTE E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

    Transactions and balances for the years ended December 31, 1998 and 1997 are as follows:

                                                        1998       1997
    Well services revenue                             $ 89,083   $ 96,325

    Production and royalties revenue                   273,922    319,848

    Gas marketing revenue                                6,832     16,712

                                             $369,837            $432,885

    Accounts receivable                               $ 80,999   $ 93,282

    Accounts payable                                  $142,836   $168,275

2. The Company charges Northern Pipeline, LLC, for equipment rental. It also charges the LLC a monthly management fee.







NOTE E - RELATED PARTY TRANSACTIONS (CONTINUED)

    Transactions and balances for the years ended December 31, 1998 and 1997 are as follows:

                                                        1998       1997

    Equipment rental and service
     income                                           $ 16,370   $ 23,869

    Other income                                         4,320      4,320

                                             $ 20,690            $ 28,189

    Accounts receivable                               $  --      $ 60,066

    Accounts payable                                  $ 39,683   $ 37,592

NOTE F - BUSINESS SEGMENT INFORMATION

    Description of the types of products and services from which each reportable segment derives its revenue

    The Company's three reportable business segments are gas marketing, well services and equipment rental and oil and gas production. The Company's gas marketing operation involves purchasing gas from local producers and interstate pipeline sources, as well as marketing gas from the Company's managed limited partnerships, and reselling that gas to industrial gas users through transportation arrangements on intrastate and interstate pipeline systems.

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

    Measurement of segment profit or loss and segment assets

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The
Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.



NOTE F - BUSINESS SEGMENT INFORMATION (CONTINUED)

    The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

    Factors management used to identify the Company's reportable segments

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

    The Company's segment profit or loss and assets are as follows:

                              Well Services
                     Gas      and Equipment  Oil & Gas    a) All
                 Marketing      Rental       Production    Others      Totals
1998Revenues
from
External
Customers      $11,841,216   $469,402         $355,923        $ --    12,666,541


Intersegment
revenues                --        --               --           --            --
Other revenue           --        --               --      163,630       163,630
Depreciation
and
amoritization           --     41,843           31,251      11,482        84,576
Segment
profit               344,1   ( 29,090)         176,778    (305,273)      186,568
Segment
assets           3,027,987    462,133          683,201     515,654     4,688,975

Expenditures
For Segment
Assets                 --         874               --          --           874
1997Revenues
from
External
Customers        9,011,565    432,742          400,934          --     9,845,241


Intersegment
Revenues               --        --                --           --            --

Other revenue         --         --                --      93,620         93,620

Depreciation
And
Amortization          --     41,923            47,406      11,567        100,896

Segment
Profit           344,740      4,741           172,567   ( 329,112)       192,936

Segment
assets         2,466,371    818,019           628,661     537,260      4,450,311

Expenditures
for segment
assest                --      6,996                --          --          6,996

a) Revenue from segments below quantitative thresholds are attributable to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others".


NOTE G - COMMITMENTS AND CONTINGENCIES

1.  Well-Plugging

    All except eleven of the limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs. (See Note A). Upon closing of the partnerships, the Company will now assume all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 1998, the wells transferred to the Company from these partnerships continued to produce oil and gas. Also, as of December 31, 1998 the Company owned 133 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

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

    Lastly, future explorations may discover formations deeper than those existing, and non-producing wells may be deepened to access them. For these reasons, no well-plugging liability relating to gas wells owned directly by the Company, or in which the Company has an interest as a general partner, has been recorded as of December 31, 1998. Contingent upon the quantity of wells which would revert to landowners and based on the average cost to currently plug wells, the well plugging liability could range from zero to one million, two hundred thousand dollars.

2.  Threatened Litigation

    A dispute currently exists between the Company and one of its officers regarding incentive compensation. The $18,000 currently in question has not been accrued as of December 31, 1998. The ultimate resolution of this matter and its effect on the financial statements is indeterminable.

3.  Negotiations Related to Merger/Sale

    The "acquisition mode" within the oil and gas industry has generated interest, from some of the Company's competitors, in acquiring the Company. The Company is currently evaluating a formal offer, and may continue to talk informally with those companies expressing an interest in acquisition. The effect of these negotiations is currently indeterminable.

NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

4.  Other

    The Company is also a party to several actions which arise in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.

5.  Year 2000 Computer Systems Compliance

    The Company has reviewed its hardware and software relating to its operations regarding the "Year 2000 Issue". The Company has made and will continue to make the expenditures necessary to ensure that its systems and applications continue to function properly before, during and after the Year 2000. These expenditures which are expensed as incurred, have not been and are not expected to be material to the Company's financial position or results of operations. The Company deems its greatest risk related to the Year 2000 Issue as being unable to provide oil and gas production to its customers since this production will rely heavily on the assurances provided by third party producers. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000 Issues".


NOTE H - MAJOR CUSTOMERS AND SUPPLIERS

    The Company makes a substantial portion of its gas marketing sales to three customers. During 1998 and 1997, sales to the three largest customers aggregated approximately $6,626,000 (56%) and $4,058,000 (45%), respectively. At December 31, 1998 and 1997, amounts due from those customers included in trade accounts receivable were approximately $1,460,000 and $484,000, respectively.

    The Company purchased approximately $7,536,000 (65%), from five suppliers and $4,486,000 (52%), from three suppliers of gas for resale, during 1998 and 1997, respectively. At December 31, 1998 and 1997, amounts due to those suppliers included in accounts payable were approximately $1,461,000 and $1,064,000, respectively.


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.



NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    The estimated fair values of the Company's financial instruments as of December 31, 1998, are as follows:

                                                   Carrying
                                                    Amount     Fair Value

    Financial assets:
      Cash                                          $877,942    $877,942


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

                                                    Gas (MCF)   Oil (BBL)

Proved reserves at December 31, 1996                 868,752
          7,701

Production                                          (149,632)
  (  810)

Revisions in previous quantity estimates              95,688
      345

Proved reserves at December 31, 1997                 814,808
    7,236

Production                                          (129,309)
  (  602)

Revisions in previous quantity estimates              82,629     (3,892)

Proved reserves at December 31, 1998                 768,128      2,742






NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

    Capitalized Costs - The Company's net investment in oil and gas producing properties, at December 31, 1998 and 1997 is as follows:
                                                      1998        1997

    Proved oil and gas properties                  $6,700,228  $6,945,833
    Accumulated depletion, depreciation
     and amortization                             ( 6,598,394)( 6,812,748)

                                                   $  101,834  $  133,085

    Costs Incurred in Oil and Gas Property Acquisitions,
Exploration and Development Activities - There were no costs incurred in oil and gas property acquisitions, exploration and development activities for the years ended December 31, 1998 and 1997.

    Results of Operations for Oil and Gas Producing Activities - The following summarizes the "Results of Operations for Producing Activities" as defined by FASB 69, for the years ended December 31, 1998 and 1997. As required, income taxes are included in the results, but were computed under FASB guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.

                                                        1998       1997

    Revenues                                          $355,923   $400,934

    Less:
      Production costs                                $147,894   $180,961
      Depletion, depreciation
       and amortization                                 31,251     47,406

                                                      $179,145   $228,367

                                                      $176,778   $172,567
    Income taxes                                         --         --

    Results of operations from
     oil and gas producing
     activities before corporate
     overhead and interest costs                      $176,778   $172,567

    Geological and engineering estimates of proved oil and natural gas reserves at any one point in time are highly interpretive, inherently imprecise, and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise than other estimates presented in connection with financial statement disclosures.
NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

    Standardized Measure of Discounted Future Net Cash Flows - The following schedule presents estimates of the standardized measure of discounted future net cash flows from the Company's proved reserves. Estimated future cash flows are determined using year-end prices adjusted only for fixed and determinable increases for natural gas provided by contractual agreement. Estimated future production and development costs are based on economic conditions at year end. Future federal income taxes are computed by applying the applicable statutory federal income tax rates to the differences between the future pretax net cash flows and the tax basis of proved oil and gas properties. Future net cash flows from oil and gas production have been discounted at ten percent as required by the FASB. Therefore, all properties are discounted at the same rate regardless of the attendant risk. The assumptions used to compute the standardized measure are, therefore, those required by the FASB and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth.

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

                                                      1998        1997

    Future cash inflows                            $2,484,000  $2,473,000
    Future production costs                       ( 1,250,000)( 1,154,000)
    Future income tax expense                          --          --

    Future after-tax net cash
     flows                                         $1,234,000  $1,319,000
    10% annual discount                           (   776,000)(   629,000)

    Standardized measure of
     discounted future net
     cash flows                                    $  458,000  $  690,000

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


NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

                                                       1998        1997

    Beginning of year                                $690,000    $566,000

    Changes resulting from:
      Sales of production                           ($356,000)  ($935,000)
      Net change in prices
       relating to future
       production                                   ( 228,000)    612,000
      Extensions and discoveries                        --          --
      Revisions in previous
       quantity estimates                             204,000     280,000
      Accretion of discount                            63,000      50,000
      Net change in income taxes                        --          --
      Other                                            85,000     117,000

      Net increase (decrease)                       ($232,000)   $124,000

    End of year                                      $458,000    $690,000















                       FORM 10-KSB ITEM 13
                  VINEYARD OIL AND GAS COMPANY
                             EXHIBITS


Exhibit Number                    Document

      11                     Computation of earnings per
                          share

     27                      Financial data schedule






























                           EXHIBIT NUMBER 11
                   COMPUTATION OF EARNINGS PER SHARE
            For the Years Ended December 31, 1998 and 1997


                                                     1998        1997

Net Income                                       $  186,568     192,936

Weighted Average Number of Common
 Equivalent Shares Outstanding                    5,125,563    5,125,563

Net Income Per Common Share                     $     .036      $.038





































                           EXHIBIT NUMBER 27
                        FINANCIAL DATA SCHEDULE
                 For the Year Ended December 31, 1998


 Item Number
                  Item Description







                           EXHIBIT NUMBER 27
                        FINANCIAL DATA SCHEDULE
                 For the Year Ended December 31, 1998


[PERIOD-TYPE]                     12-MOS
[FISCAL-YEAR-END]                 DEC-31-1998
[PERIOD-END]                      DEC-31-1998
[CASH]                                384,595
[SECURITIES]                                0
[RECEIVABLES]                       3,072,141
[ALLOWANCES]                           73,700
[INVENTORY]                           172,461
[CURRENT-ASSETS]                    3,585,266
[PP&E]                              8,338,508
[DEPRECIATION]                      7,913,763
[TOTAL-ASSETS]                      4,688,975
[CURRENT-LIABILITIES]               2,726,133
[BONDS]                                     0
[PREFERRED-MANDATORY]                       0
[PREFERRED]                                 0
[COMMON]                              256,278
[OTHER-SE]                          1,352,982
[TOTAL-LIABILITY-AND-EQUITY]        4,688,975
[SALES]                            12,666,541
[TOTAL-REVENUES]                   12,830,171
[CGS]                              12,174,700
[TOTAL-COSTS]                               0
[OTHER-EXPENSES]                   12,174,700
[LOSS-PROVISION]                      468,434
[INTEREST-EXPENSE]                          0
[INCOME-PRETAX]                           469
[INCOME-TAX]                          186,568
[INCOME-CONTINUING]                         0
[DISCONTINUED]                        186,568
[EXTRAORDINARY]                             0
[CHANGES]                                   0
[NET-INCOME]                          186,568
[EPS-PRIMARY]                            .036
[EPS-DILUTED]                            .036