Form 10KSB/A
period 1996-12-31
VINEYARD OIL & GAS CO
filed 1999-05-07
CIK 777582

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

As of March 31, 1999, there were 5,125,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of Vineyard oil & Gas Company (hereinafter referred to as Vineyard, Company, or Registrant) on that date is unknown. The
Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

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

                                           1998                  1997
GAS (mcfs)                              129,309               149,632
OIL (barrels)                               602                   810


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

The Company showed a net profit of $186,568 in 1998, down from $192,936 in 1997.

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

Most contracts are renewed on an annual basis and are subject to fierce competition. The loss of a major supplier or user of gas could be of significance. Vineyard markets gas from third party producers with year to year contracts. One of Vineyard's major producers sold their production to a company without a marketing team. Vineyard has continued to market gas for them in 1998 and in 1999. Vineyard's largest producer contemplated selling their production, but rejected all offers and Vineyard Oil & Gas continues to market this production. If Vineyard were to loose these producers, the Company would have to find Equivalent suppliers under similar contract terms.


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

Comparative Results of Operations

The total revenues for 1998 increased $2,891,310, or 29%, over total revenues in 1997. Gas marketing accounted for $2,829,651 of the increase, as a result of increased volumes sold at increased prices. Gas purchases increased $2,830,238, or 33%, over 1997. Well services revenue decreased $22,638, or 9%, due principally to a decrease in contract mark ups. Production and royalties revenue decreased $45,011, or 11%, due to a decrease in gas production of Company wells. Equipment rental increased $59,298, or 32%, due to increased services provided to outside customers.

Other income increased $49,625 over 1997. Of this increase, $20,000 were proceeds from the sale of wells and $53,293 were proceeds from the sale of timber. These increases were offset partly by a decrease in interest income.

Equity in earnings of jointly owned company increased $20,385 over 1997. This increase was the result of increased volumes of gas gathered during the year.

Direct costs and expenses increased $2,851,507, or 31%, over 1997. Gas purchases increased $ 2, 830,238 as explained above. Well and equipment service costs increased $ 62,673, and production decreased $ 33,067 over the prior year. Equipment expenses increased slightly $ 7,898, and depreciation decreased by $ 16,235.

General and administrative expenses increased $48,395, or 12%, over 1997.
This amount included increases in consulting services of $ 19,435, attorney fees of $ 7,399, Board of Directors fees of $4,225, insurance of $ 7,799, and group insurance of $3,612.

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

The Year 2000 Issue could result in miscalculations or an inability to process transactions, send invoices or engage in similar normal business activities.

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

      Company Cost to Address Year 2000 Issues

                              New                        Repaired

                              Hardware    Software       Hardware     Software
Costs incurred through
12/31/98                       $19,455      $2,317          $0.00        $0.00

Estimated remaining costs        $0.00      $3,500          $0.00        $0.00
                               _______      ______          _____        _____
Total costs                    $19,455      $5,817          $0.00        $0.00
                               _______      ______          _____        _____

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

W. Eric Johnson       40 Mr. Johnson was elected as a Director in 1997.
                         Mr. Johnson is a member of the Audit and Wage/ Bonus Committees. Mr. Johnson holds a Bachelor of Science Degree from the University of Dayton. Mr. Johnson has been an investment broker with Thomas F. White and Company, Inc. Erie, PA since 1989. Thomas F. White and Company, Inc. is unrelated to the Company.

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


(1) Mr. Concilla's base salary for 1998 was adjusted to $75,000 with no commissions as of January 1, 1998. The unpaid amount of $27,664 is reflected in accounts payable.

(2) The Company paid Mr. Millis a base salary of $36, 941 / year. Mr. Millis also earned commissions up to July 1, 1998. Retroactive to July 1, 1998 the Company changed Mr. Millis' compensation to salary only of $65, 000 / year The amount due Mr. Millis for 1998 was $78, 886. The amount paid Mr. Millis in 1998 was $97, 099 which, included commissions of $60, 158 earned in 1996 and The unpaid amount for 1998 of $41, 945 is reflected in accounts payable.
Mr. Millis disputes the Companies right to change his compensation. Mr. Millis claims he has an employment contract that requires that he be paid a salary of $36, 941 plus commissions. The $18,000 in dispute at December 31, 1998 is not reflected in accounts payable.

(3) Reflects commissions related to the sale of natural gas. The commissions paid to Mr. Concilla in 1998 were earned during 1996 and 1997. The 1998 commissions reported above for Mr. Millis were earned during the years 1996 1997 and 1998 up to June 30, 1998. The commissions reported above for 1996 and 1997 represent commissions paid in 1996 and 1997, which were in part earned in prior years.

(4) No stock bonus was awarded to any directors, executive officers or other employees of the Company during the years 1996, 1997 or 1998.

(5) In April, 1995, the Board of Directors established life insurance plans for Mr. Concilla and Mr. Millis, contributed annually in the amounts as shown.

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



Directors

Directors are paid $150.00 for each meeting of the Board of Directors at which the director is present. In addition, directors attending Wage/Bonus and/or Audit Committee meetings are also each paid $150.00 per meeting. There is no compensation for directors attending Executive Committee meetings.

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

Name and Address               Number of Shares (1)       Percentage of Class
James J. Concilla                          307,261                     256.0%
20 Blaine Street
North East, PA  16428

Charles L. Valone                          142,000                       2.8%
11217 Old Lake Road
North East, PA  16428

Stephen B. Millis                          221,650                       4.3%
11370 Martin Road
North East, PA  16428

Jeffery L. Buchholz                          2,375.5                     .05%
149 Orchard Beach Park
North East, PA  16428

W. Eric Johnson                             38,345.63                     .7%
830 Compass Drive
Erie, PA  16505

David H. Stetson                            81,475.5                     1.6%
9916 East Lake Road
North East, PA.  16428

All Officers and Directors
as a group (5 individuals)                 793,701.38                   15.5%

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

VINEYARD OIL & GAS COMPANY


/S/ James J. Concilla     Chairman, Board of Directors,
    JAMES J. CONCILLA         President


/S/ Jeffery L. Buchholz   Secretary/Treasurer, Director
    JEFFERY L. BUCHHOLZ


/S/ Charles L. Valone     Director
    CHARLES L. VALONE


    Stephen B. Millis     Vice-President, Director
    STEPHEN B. MILLIS


    James J. MacFarlane   Director
    JAMES J. MACFARLANE


/S/ W. Eric Johnson       Director
    W. ERIC JOHNSON


/S/ David H. Stetson      Director
    DAVID H. STETSON


/S/ Melissa A. Carris     Controller
    MELISSA A. CARRIS

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



                              Gorzynski, Felix and Gloekler, P.C.


March 25, 1999
Erie, Pennsylvania

                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 1998


ASSETS
 Current Assets
   Cash                                                        $  432,703
   Accounts receivable, less allowance for
    doubtful accounts of $73,700                                2,998,441
   Inventories (note A)                                           172,461
   Prepaid expenses                                                29,769
                                                               __________
     Total current assets                                      $3,633,374
                                                               __________
 Property, Plant and Equipment (Note A)
   Land and land improvements                                  $  193,680
   Building and improvements                                      257,008
   Oil and gas properties and transmission
    equipment                                                   6,700,228
   Drilling and other equipment                                 1,187,592
                                                               __________
                                                               $8,338,508
Less: accumulated depletion, depreciation and
  amortization                                                ( 7,913,763)
                                                               __________
                                                               $  424,745
                                                               __________
 Other Assets
   Cash restricted for well plugging (note A)                  $  445,239
   Investments - at equity (note D)                               185,617
                                                               __________
                                                               $  630,856
                                                               __________
                                                               $4,688,975
                                                               ==========

See notes to financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable
     Trade                                                     $2,538,160
     Limited partnerships                                         142,836
   Accrued expenses                                                45,137
                                                               __________
 Total current liabilities                                     $2,726,133
                                                               __________
 Deferred Revenue (Note A)                                     $  353,582
                                                               __________
 Commitments and Contingencies (Note G)                        $        0
                                                               __________
 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,125,563 shares
    at December 31, 1998, at stated value of $.05              $  256,278
   Additional paid-in capital                                   4,935,430
                                                               __________
                                                               $5,191,708
 Retained Earnings (Deficit)                                  ( 3,357,528)
                                                               __________
                                                               $1,834,180
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)
                                                               __________
                                                               $1,609,260
                                                               __________


                                                               $4,688,975
                                                               ==========















                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 1998 and 1997


                                                     1998         1997
Earned Revenues
 Gas marketing                                    $11,841,216  $9,011,565
 Well services                                        223,794     246,432
 Production and royalties                             355,923     400,934
 Equipment rental and service income                  245,608     186,310
                                                  ___________  __________
                                                  $12,666,541  $9,845,241

 Other income                                         132,023      82,398
 Equity in earnings of jointly owned
  company                                              31,607      11,222
                                                  ___________  __________
                                                  $12,830,171  $9,938,861
                                                  ___________  __________
Costs and Expenses
 Direct costs of earned revenues
   Gas marketing                                  $11,497,063  $8,666,825
   Well services                                      407,256     344,583
   Production                                         147,894     180,961
   Equipment expenses                                  49,393      41,495
   Depreciation and amortization                       73,094      89,329
                                                  ___________  __________
                                                  $12,174,700  $9,323,193

 General and administrative                           456,952     408,557
 Depreciation                                          11,482      11,567
 Interest                                                 469       2,608
                                                  ___________  __________
                                                  $12,643,603  $9,745,925
                                                  ___________  __________
Net Income Before Income Taxes                    $   186,568  $  192,936

Income Taxes (Note C)                                       0           0
                                                  ___________  __________
Net Income                                        $   186,568  $  192,936
                                                  ===========  ==========
Income Per Common Share                           $      .036  $     .038
                                                  ===========  ==========

See notes to financial statements.

                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 1998 and 1997


                                           Capital in    Retained
                                  Common   Excess of     Earnings     Treasury
                                  Stock    Par Value     (Deficit)     Stock
Balance at January 1, 1997       $256,278  $4,935,430  ($3,737,032)  ($224,920)

Net Income For the Year                 0           0      192,936           0
                                 ________  __________  ____________  __________
Balance at December 31, 1997     $256,278  $4,935,430  ($3,544,096)  ($224,920)

Net Income For the Year                 0           0      186,568           0
                                 ________  __________  ____________  __________
Balance at December 31, 1998     $256,278  $4,935,430  ($3,357,528)  ($224,920)
                                 ========  ==========  ============  ==========





See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 1998 and 1997


                                                     1998         1997
Operating Activities
 Net income                                       $  186,568   $  192,936
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion, depreciation and
    amortization                                      84,576      100,896
   Provision for losses on accounts
    receivable                                         3,700  (     3,200)
   (Gain) on disposal of assets                  (    74,751)           0
 Changes in operating assets and
  liabilities providing (using) cash:
   Accounts receivable                           (   575,402)   1,243,634
   Inventories                                         2,198       24,027
   Prepaid expenses                                   13,217  (    20,640)
   Accounts payable                                   75,336  (   910,022)
   Accrued expenses                                   17,750  (    24,908)
   Deferred revenue                              (    40,990)      12,279
                                                  ___________  __________
   Net cash provided by (used in)
    operating activities                         ($  307,798)  $  615,002
                                                  ___________  __________
Investing Activities
 Purchases of property, plant and
  equipment                                      ($    2,500) ($    6,996)
 Proceeds from sale of equipment                      76,377            0
 Change in investment in jointly-owned
  company                                             49,342  (   104,276)
                                                  ___________  __________
   Net cash provided by(used in)
    investing activities                          $  123,219  ($  111,272)
                                                  ___________  __________
Financing Activities
 Principal payments on borrowings                 $        0  ($   48,132)
                                                  ___________  __________
   Net cash (used in) financing
    activities                                    $        0  ($   48,132)
                                                  ___________  __________
Increase (Decrease) in Cash                      ($  184,579)  $  455,598

Cash at Beginning of Year                          1,062,521      606,923
                                                  ___________  __________
Cash at End of Year (Note B)                      $  877,942   $1,062,521
                                                  ===========  ==========

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

    The following schedule summarizes the changes in the number of shares of capital stock:

                                                               Common
                                                               Stock
    Balance at January 1, 1997                                5,125,563
    Issuance of shares                                                0
                                                              _________
    Balance at December 31, 1998 and 1997                     5,125,563
                                                              =========

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

    Short term investments consist of money market funds, and are reported at market value, which equals cost.

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

    Cash paid during the year for:

                                                         1998           1997
      Interest                                        $    469     $    2,125
      Income taxes                                           0              0

    Cash consists of the following at the end of each year presented:

                                                         1998           1997
      Cash in bank                                    $514,128     $  797,978
      Short-term investments                           363,814        264,543
                                                   ___________     __________
                                                      $877,942     $1,062,521
                                                   ===========     ==========

    Cash is classified as follows for financial statement reporting purposes:

                                                         1998           1997
    Unrestricted cash                               $  432,703     $  680,464
    Cash restricted for well plugging                  445,239        382,057
                                                   ___________     __________
                                                    $  877,942     $1,062,521
                                                   ===========     ==========

NOTE C - INCOME TAXES

    The taxes on pretax income are reconciled with income tax expense as follows:

                                                         1998           1997
    Expected tax on pretax income from
     continuing operations at statutory
     rates                                          $   56,012     $   58,495

    Tax (benefit) expense of excess
     financial basis depreciation                  (    15,845)   (    16,030)

    Tax (benefit) expense of net
     operating loss carryover                      (    40,167)   (    42,465)
                                                    __________     __________
    Income tax expense                              $        0     $        0
                                                    ==========     ==========

    Amounts for deferred tax assets and liabilities are as follows:

                                                         1998           1997
    Deferred tax liability                          $        0     $        0
                                                    ==========     ==========
    Deferred tax asset                              $1,892,569     $2,024,421
    Valuation allowance                            ( 1,892,569)   ( 2,024,421)
                                                    __________     __________
                                                    $        0     $        0
                                                    ==========     ==========

    The net change in the valuation allowance was $131,852 between 1998 and 1997.

    The following temporary differences gave rise to the deferred tax asset at December 31, 1998 and 1997:

                                                         1998           1997
    Excess of financial accounting over
     tax depreciation                               $   15,845     $   16,030

    Tax credit carryforward                            461,491        549,157

    Net operating loss carryforward                  1,415,233      1,459,234
                                                    __________     __________
                                                    $1,892,569     $2,024,421
                                                    ==========     ==========

    The Company has available at December 31, 1998, unused investment credits and operating loss carryforwards, which may provide for future tax benefits expiring as follows:


                                    Unused
                Year of           Investment          Unused Operating
              Expiration            Credits           Loss Carryforward
                 1999              $183,968              $        0
                 2000               226,056                       0
                 2001                51,467                       0
                 2002                     0                 675,068
                 2003                     0               1,544,234
                 2004                     0               1,593,565
                 2005                     0                       0
                 2006                     0                 102,646
                 2007                     0                   5,592
                 2008                     0                  51,581
                 2009                     0                       0
                 2010                     0                       0
                 2011                     0                  43,824
                                   ________              __________
                                   $461,491              $4,016,510
                                   ========              ==========

NOTE D - INVESTMENT IN JOINTLY OWNED COMPANY

    The Company owns a 45% interest in Northern Pipeline Company, LLC, which operates a pipeline for the transportation of natural gas and which began operations in July, 1997. This investment is carried at cost, under the equity method and is adjusted for the Company's proportionate share of undistributed earnings or losses.

    Following is a summary of unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC:

                                                         1998           1997
    Current assets                                    $ 78,735       $172,448
    Property and equipment, net                        594,521        605,307
    Other assets, net                                    3,091          4,328
                                                      ________       ________
                                                      $676,347       $782,083
                                                      ========       ========
    Current liabilities                               $ 93,011       $106,927
                                                      ________       ________
    Equity                                            $583,336       $675,156
                                                      ________       ________
                                                      $676,347       $782,083
                                                      ========       ========
    Sales                                             $238,852       $145,774
                                                      ========       ========
    Net income                                        $ 70,237       $ 24,937
                                                      ========       ========

NOTE E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

    Transactions and balances for the years ended December 31, 1998 and 1997 are as follows:

                                                         1998           1997
    Well services revenue                             $ 89,083       $ 96,325

    Production and royalties revenue                   273,922        319,848

    Gas marketing revenue                                6,832         16,712
                                                      ________       ________
                                                      $369,837       $432,885
                                                      ========       ========
    Accounts receivable                               $ 80,999       $ 93,282
                                                      ========       ========
    Accounts payable                                  $142,836       $168,275
                                                      ========       ========

2. The Company charges Northern Pipeline, LLC, for equipment rental. It also charges the LLC a monthly management fee.

    Transactions and balances for the years ended December 31, 1998 and 1997 are as follows:

                                                         1998           1997
    Equipment rental and service
     income                                           $ 16,370       $ 23,869

    Other income                                         4,320          4,320
                                                      ________       ________
                                                      $ 20,690       $ 28,189
                                                      ========       ========
    Accounts receivable                               $      0       $ 60,066
                                                      ========       ========
    Accounts payable                                  $ 39,683       $ 37,592
                                                      ========       ========

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

    The Company's segment profit or loss and assets are as follows:


                              Well Services
                     Gas      and Equipment  Oil & Gas    a) All
                 Marketing      Rental       Production    Others      Totals
1998 Revenues
from
External
Customers      $11,841,216    $469,402       $355,923        $  0   12,666,541



Intersegment
revenues                 0           0              0           0            0

Other revenue            0           0              0     163,630      163,630

Depreciation
and
amoritization            0      41,843         31,251      11,482       84,576

Segment
profit               344,1    ( 29,090)       176,778    (305,273)     186,568

Segment
assets           3,027,987     462,133        683,201     515,654    4,688,975

Expenditures
For Segment
Assets                   0         874              0           0          874








1997 Revenues
from
External
Customers        9,011,565     432,742        400,934           0    9,845,241

Intersegment
Revenues                 0           0              0           0            0

Other revenue            0           0              0      93,620       93,620

Depreciation
And
Amortization             0      41,923         47,406      11,567      100,896

Segment
Profit             344,740       4,741        172,567    (329,112)     192,936

Segment
assets           2,466,371     818,019        628,661     537,260    4,450,311

Expenditures
for segment
assets                   0       6,996              0           0        6,996


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

    The estimated fair values of the Company's financial instruments as of December 31, 1998, are as follows:

                                                   Carrying
                                                    Amount     Fair Value
    Financial assets:
      Cash                                          $877,942    $877,942
                                                    ========    ========

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

                                                    Gas (MCF)     Oil (BBL)
Proved reserves at December 31, 1996                 868,752        7,701

Production                                          (149,632)      (  810)

Revisions in previous quantity estimates              95,688          345
                                                    ________       _______
Proved reserves at December 31, 1997                 814,808        7,236

Production                                          (129,309)      (  602)

Revisions in previous quantity estimates              82,629       (3,892)
                                                    ________       _______
Proved reserves at December 31, 1998                 768,128        2,742
                                                    ========       =======

NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

    Capitalized Costs - The Company's net investment in oil and gas producing properties, at December 31, 1998 and 1997 is as follows:

                                                         1998           1997
    Proved oil and gas properties                   $6,700,228     $6,945,833
    Accumulated depletion, depreciation
     and amortization                              ( 6,598,394)   ( 6,812,748)
                                                    __________     __________
                                                    $  101,834     $  133,085
                                                    ==========     ==========

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

                                                         1998           1997
    Revenues                                          $355,923       $400,934
                                                      ________       ________
    Less:
      Production costs                                $147,894       $180,961
      Depletion, depreciation
       and amortization                                 31,251         47,406
                                                      ________       ________
                                                      $179,145       $228,367
                                                      ________       ________
                                                      $176,778       $172,567
    Income taxes                                             0              0
                                                      ________       ________
    Results of operations from oil and
    gas producing activities before
    corporate overhead and interest costs             $176,778       $172,567
                                                      ========       ========

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

                                                         1998           1997
    Future cash inflows                             $2,484,000     $2,473,000
    Future production costs                        ( 1,250,000)   ( 1,154,000)
    Future income tax expense                                0              0
                                                    __________     __________
    Future after-tax net cash
     flows                                          $1,234,000     $1,319,000
    10% annual discount                            (   776,000)   (   629,000)
                                                    __________     __________
    Standardized measure of
     discounted future net
     cash flows                                     $  458,000     $  690,000
                                                    ==========     ==========

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

NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)
        (CONTINUED)

                                                         1998           1997
    Beginning of year                                 $690,000       $566,000
                                                      ________       ________
    Changes resulting from:
      Sales of production                            ($356,000)     ($935,000)
      Net change in prices
       relating to future
       production                                    ( 228,000)       612,000
      Extensions and discoveries                             0              0
      Revisions in previous
       quantity estimates                              204,000        280,000
      Accretion of discount                             63,000         50,000
      Net change in income taxes                             0              0
      Other                                             85,000        117,000
                                                      ________       ________
      Net increase (decrease)                        ($232,000)      $124,000
                                                      ________       ________
    End of year                                       $458,000       $690,000
                                                      ========       ========

                       FORM 10-KSB ITEM 13
                  VINEYARD OIL AND GAS COMPANY
                             EXHIBITS


Exhibit Number               Document

      11                     Computation of earnings per share

      27                     Financial data schedule

                           EXHIBIT NUMBER 11
                   COMPUTATION OF EARNINGS PER SHARE
            For the Years Ended December 31, 1998 and 1997


                                                         1998           1997
Net Income                                          $  186,568        192,936

Weighted Average Number of Common
 Equivalent Shares Outstanding                       5,125,563      5,125,563
                                                    __________      _________
Net Income Per Common Share                         $     .036          $.038
                                                    ==========      =========