Form 10QSB
period 1999-03-31
VINEYARD OIL & GAS CO
filed 1999-06-25
CIK 777582

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

For the quarterly period ended March 31, 1999

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

     Common Stock, No Par Value - 5,125,562.50 shares as of March 31, 1999

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                      March 31,   December 31,
                                                      1999        1998
ASSETS
Current Assets
  Cash                                                $ 1,388,217   $ 432,703
  Accounts receivable                                   2,217,404   2,998,441
  Inventories                                             189,085     172,461
  Prepaid Expenses                                         39,462      29,769
                                                       __________  __________
Total Current Assets                                    3,834,168   3,633,374

Property, Plant and Equipment
  Land and land improvements						   193,680     193,680
  Building and improvements                 			   257,008     257,008
  Oil and gas properties						      6,700,228   6,700,228
  Drilling and other equipment					 1,218,333   1,187,592
                                                        8,369,249   8,338,508

 Less Accumulated depreciation                          7,933,175   7,913,763
   											   436,074     424,745
Other Assets
  Cash restricted for well plugging                       449,942     445,239
  Investments			                                 175,378     185,617
                                                       __________  __________
                                                          625,320     630,856
                                                       _________   __________
TOTAL ASSETS      		                             $ 4,895,562 $ 4,688,975
                                                       __________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade										$2,657,294  $2,538,160
    Limited Partnerships							   191,932     142,836
  Accrued expenses							         51,859      45,137
  Total Current Liabilities                             2,901,085   2,726,133

Deferred revenue								   358,284     353,582


Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,125,562.5 shares
  at March 31, 1999, at stated value of $.05
                                                          256,278     256,278
Additional paid-in capital                              4,935,430   4,935,430
                                                       __________  __________
                                                        5,191,708   5,191,708

Retained earnings (deficit)                            (3,330,595) (3,357,528)
                                                       __________  __________
                                                        1,861,113   1,834,180
Less: cost of 67,944 shares held in treasury             (224,920)  ( 224,920)
                                                       __________  __________
                                                        1,636,193   1,609,260
                                                       __________  __________
                                                      $ 4,895,562 $ 4,688,975
                                                       __________  __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                             FOR THE THREE MONTHS

                        ENDED MARCH 31, 1999 AND 1998

                          VINEYARD OIL & GAS COMPANY

                              3 Months    3 Months
                              Ended       Ended
                              March 31,   March 31,
                              1999        1998

Earned revenues
   Gas Marketing			 $3,744,164  $2,679,514
   Well Services			     47,564      56,297
   Production and Royalties        72,728     110,190
   Equipment rental and
   service income                  45,588      26,592
                                3,910,044   2,872,593

Other Income
   Equity in earnings
   of jointly owned company         5,156       2,601
                                    6,460      15,278
                               __________  __________
                                3,921,660   2,890,472

Cost and Expenses
   Direct costs of earned
   revenues
      Gas marketing             3,648,593   2,587,826
      Well services                82,641      89,683
      Production                   28,049      31,671
      Equipment expenses            3,997       2,995
      Depreciation/amortization    15,279      14,835
                                3,778,559   2,727,010

General and Administrative        112,036     110,506
Depreciation                        4,134       2,892
Interest                              -0-         -0-
                                3,894,729   2,840,408

Net income before income taxes     26,931      50,064
Income taxes (Note 3)                 -0-         -0-

Net income                         26,931      50,064

Income per common share              .005        .010
                               __________  __________

See Note to condensed financial statements


                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                               3 Months    3 Months
                               Ended       Ended
                               March 31,   March 31,
                               1999        1998

Cash flow from operating
  activities:
Income (loss) from operations   $ 26,931   $    50,064

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     19,413       17,727
 Provision for losses on
 accounts receivable and
 inventories                        6,000        6,000
 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable            775,038      414,981
   Inventories                    (16,624)        (544)
   Prepaid expenses                (9,693)      (1,926)
   Other assets                    10,239       (7,657)
   Accounts payable               168,230      (69,609)
   Other current liabilities        6,722       20,164
   Deferred revenue                 4,702        3,069
                                 __________  __________
 Net cash provided by (used in)
   operating activities           990,958      432,269
                                 __________  __________
Cash flow from investing
 activities:Capital expenditures  (30,741)      (2,500)
                                 __________  __________
Net cash used in investing
 activities                       (30,741)      (2,500)
                                 __________  __________
Cash flow from financing
 activities:Principal payments
 on borrowings                                       0
                                 __________  __________
Net cash (used in) financing
 activities                                          0
                                 __________  __________
Increase (Decrease) in cash        960,217     429,769

Cash at beginning of period        877,942   1,062,521
                                __________  __________
Cash at end of period           $1,838,159  $1,492,290
                                __________  __________

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        MARCH 31, 1999

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended March 31, 1999, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1999 and 1998).

3. No federal income tax was due or paid during the periods ending March 31 1999, and 1998, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

                                   March 31, 1999          December 31, 1998

     Cash in bank                  $1,388,217              $1,150,724
     Cash restricted for well
       plugging                       449,942                 341,566
                                   __________              __________
                                    1,838,159               1,492,290
                                   __________              __________


NOTE 5.	BUSINESS SEGMENT INFORMATION
	Description of the types of products and services from which each reportable segment derives its revenue

	The Company's three reportable business segments are gas marketing, well services and equipment rental and oil and gas production. The Company's gas marketing operation involves marketing gas from local producers and interstate pipeline sources, as well as marketing gas from the Company's managed limited partnerships, and selling that gas to industrial gas users through transportation arrangements on intrastate and interstate pipeline systems.

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


	The Company's segment profit or loss and assets are as follows:

						Well Services
			Gas			and Equipment	Oil & Gas		All
			Marketing		Rental		Production	Others	Totals

1999
Revenues
from
external
customers		3,744,164		93,152		72,728		-0-	    3,910,044

Intersegment
revenues		    -0-         -0-           -0-            -0-           -0-

Other
revenue		    -0-         -0-		     -0-			11,616	  11,616

Depreciation
and
amortization	    -0-		10,914		 4,365		 4,134	  19,413

Segment profit	   95,571	     (4,400)        40,314       (104,554)     26,931

Segment
assets         2,200,583     903,837        635,859       1,155,283  4,895,562

Expenditures
for segment
assets             -0-        30,741          -0-           -0-         -0-


1998

Revenues
from
external
customers	      2,679,514     82,889        110,190         -0-      2,872,593

Intersegment
revenues            -0-          -0-           -0-          -0-         -0-

Other
revenue             -0-          -0-           -0-         17,879       17,879

Depreciation
and
amortization        -0-       10,589          4,246         2,892       17,727

Segment profit    91,688     (20,378)        74,273       (95,519)      50,064

Segment
assets         2,010,041   1,325,070        602,806       516,082    4,453,999




Expenditures
for segment
assets              -0-        2,500            -0-         -0-          2,500


A)	Revenue from segments below quantitative thresholds are attributed to the
Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others"

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED MARCH 31, 1999

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position increased $960,217 during the quarter ended March 31, 1999. The principal cause was a decrease in accounts receivable of $775,038 plus an increase in accounts payable of $168,230, resulting in a net increase of $943,268. Inventories increased $16,624 or 9% and prepaid expenses by $9,693, both normal seasonal increases. Other assets decreased by $10,239,the net result of an increase of$6,460, Vineyard's share of income from a jointly owned company, offset by cash distributions of $16,699 received during the quarter. Long lived assets increased $30,741 during the period, the cost of a vehicle and office equipment. The allowance for depreciation increased the amount of depreciation charged for the period.

     Accrued expenses increased $6,722 and deferred revenue increased $4,702,the amount of earnings on funds held for future plugging costs. Shareholders' equity decreased by the amount of net loss for the period ended March 31, 1999.

     Earned revenues increased $1,037,451 over the three-month period ended March 31, 1999, over the same period in 1998. Marketing revenues increased $1,064,650 while well services, production and service income decreased $27,199. Other income increased slightly, by $2,555 while earnings from a jointly owned company decreased $8,818. Cost of revenues increased $1,051,549. General and administrative expenses and depreciation increased $2,772, resulting in a decrease in net income of $23,133 as compared to March 31,1998. This decrease is generally attributable to the following areas. Segmented marketing profit increased $3,883 from the same period in 1998. Of this amount, $19,300 increase was due to estimated electric brokering fees and the balance represented a decrease in gas marketing of $15,417. The large increase in gas volume was offset by smaller margins on sales. Production decreased $33,959 due to a decrease in volume of gas produced. The balance was an increase in well service and equipment rental income of $15,978 and a decrease in all others of $9,035.

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