Form 10QSB
period 1999-06-30
VINEYARD OIL & GAS CO
filed 1999-11-05
CIK 777582

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

For the quarterly period ended June 30, 1999

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

     Common Stock, No Par Value - 5,125,562.50 shares as of June 30, 1999

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                      June 30,   December 31,
                                                      1999        1998
ASSETS
Current Assets
  Cash                                                $   740,435  $  432,703
  Accounts receivable                                   2,475,581   2,998,441
  Inventories                                             182,677     172,461
  Prepaid Expenses                                         20,353      29,769
                                                       __________  __________
Total Current Assets                                    3,419,046   3,633,374

Property, Plant and Equipment
  Land and land improvements                              193,680     193,680
  Building and improvements                               257,008     257,008
  Oil and gas properties                                6,700,228   6,700,228
  Drilling and other equipment                          1,226,376   1,187,592
                                                        _________   _________
                                                        8,377,292   8,338,508

 Less Accumulated depreciation                          7,952.818   7,913,763
                                                        _________   _________
                                                          424,474     424,745
Other Assets
  Cash restricted for well plugging                       454,584     445,239
  Investments                                             152,737     185,617
                                                       __________  __________
                                                          607,321     630,856
                                                       _________   __________
TOTAL ASSETS                                          $ 4,450,841 $ 4,688,975
                                                       __________  __________



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $1,894,655  $2,538,160
    Limited Partnerships                                  511,681     142,836
  Accrued expenses                                         30,015      45,137
                                                        _________   _________
  Total Current Liabilities                             2,436,351   2,726,133

Deferred revenue                                          362,927     353,582


Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,125,562.5 shares
  at June 30, 1999, at stated value of $.05
                                                          256,278     256,278
Additional paid-in capital                              4,935,430   4,935,430
                                                       __________  __________
                                                        5,191,708   5,191,708

Retained earnings (deficit)                            (3,315,225) (3,357,528)
                                                       __________  __________
                                                        1,876,483   1,834,180
Less: cost of 67,944 shares held in treasury             (224,920)  ( 224,920)
                                                       __________  __________
                                                        1,651,563   1,609,260
                                                       __________  __________
                                                      $ 4,450,841 $ 4,688,975
                                                       __________  __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                             FOR THE SIX MONTHHS

                        ENDED JUNE 30, 1999 AND 1998

                          VINEYARD OIL & GAS COMPANY

                              3 Months    3 Months    6 Months      6 Months
                              Ended       Ended         Ended         Ended
                              June 30,    June 30,     June 30,      June 30,
                              1999        1998           1999         1998

Earned revenues
   Gas Marketing               $2,677,820  $2,496,614  $6,421,984  $5,176,128
   Well Services                   85,193      61,276     132,757     117,573
   Production and Royalties        63,767      80,429     136,495     190,619
   Equipment rental and
   service income                  19,532      93,631      65,120     120,223
                                _________   _________   _________   _________
                                2,846,312   2,731,950   6,756,356   5,604,543

Other Income
   Equity in earnings
   of jointly owned company        23,593      11,268       28,749     21,664
                                   42,905       7,795       49,365     15,278
                               __________  __________    _________   ________
                                2,912,810  _2,751,013    6,834,470  5,641,485
                               __________  __________    _________   ________

Cost and Expenses
   Direct costs of earned
   revenues
      Gas marketing             2,602,064   2,449,782    6,250,657  5,037,608
      Well services                98,869     100,252      181,510    189,935
      Production                   12,723      78,411       40,772    110,082
      Equipment expenses            2,380      13,372        6,377     16,367
      Depreciation/amortization    15,508      15,308       30,787     30,143
                                _________   _________    _________  _________
                                2,731,544   2,657,125    6,510,103  5,384,135

General and Administrative        161,761     139,458      273,797    249,964
Depreciation                        4,134       2,891        8,268      5,783
Interest                              -0-         469          -0-        469
                                _________    ________     ________  _________
                                2,897,439   2,799,943    6,792,168  5,640,351
                                _________   _________    _________  _________

Net income before income taxes     15,371     (48,930)      42,302      1,134
                                 ________   _________    __________   _______
Income taxes (Note 3)               -0-         -0-          -0-         -0-
                                 ________   _________    __________   _______
Net income                         15,371     (48,930)       42,302     1,134
                                _________     _______        ______     _____


Income per common share             .0030     (.0095)         .0083      .0002
                               __________  __________      ________    ________

See Note to condensed financial statements

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                               3 Months     3 Months    6 Months     6 Months
                               Ended        Ended       Ended        Ended
                               June 30,     June 30,    June 30,     June 30,
                               1999         1998        1999         1998
Cash flow from operating
  activities:
Income (loss) from operations   $  15,371  $  (48,930)   $  42,302  $    1,134

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization    19,642      18,199        39,055      35,926
 Provision for losses on
 accounts receivable and
 inventories                       6,000       6,000        12,000      12,000
 Gain on sale of property           -0-       (1,459)        -0-        (1,459)
 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable          (264,178)    (85,299)      510,860     329,682
   Inventories                     6,408       1,375       (10,216)        831
   Prepaid expenses               19,109      10,350         9,416       8,424
   Other assets                   22,641      (7,794)       32,880     (15,451)
   Accounts payable             (442,890)   (283,496)     (274,660)   (353,105)
   Other current liabilities     (21,844)    (10,218)      (15,122)      9,946
   Deferred revenue                4,644       4,068         9,346       7,137
                                _________  __________    __________   ________
 Net cash provided by (used in)
   operating activities         (635,097)   (397,204)      355,861      35,065
                                _________  __________    __________   ________
Cash flow from investing
 activities:                      (8,043)      -0-         (38,784)     (2,500)
Capital expenditures
       Proceeds from asset sales    -0-        3,085          -0-        3,085
                                _________  __________    __________   ________
Net cash used in investing
 activities                       (8,043)      3,085       (38,784)        585
                                _________  __________    __________   ________
Cash flow from financing
 activities:Principal payments
 on borrowings                       0           0             0           0
                                _________  __________    __________   ________
Net cash (used in) financing
 activities                          0           0             0           0
                                _________  __________    __________   ________
Increase (Decrease) in cash     (643,140)   (394,119)      317,077      35,650

Cash at beginning of period    1,838,159   1,492,290       877,942   1,062,521
                                _________  __________    __________   ________
Cash at end of period         $1,195,019  $1,098,171     1,195,019   1,098,171
                                _________  __________    __________   ________

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        JUNE 30, 1999

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the six months ended June 30, 1999, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1999 and 1998).

3. No federal income tax was due or paid during the periods ending June 30 1999, and 1998, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

                             June 30, 1999          December 31, 1998

     Cash in bank                  $  740,435              $1,150,724
     Cash restricted for well
       plugging                       454,584                 341,566
                                   __________              __________
                                   $1,195,019              $1,492,290
                                   __________              __________

NOTE 5.   BUSINESS SEGMENT INFORMATION
     Description of the types of products and services from which each reportable segment derives its revenue

     The Company's three reportable business segments are gas marketing, well services and equipment rental and oil and gas production. The Company's gas marketing operation involves marketing gas from local producers and interstate pipeline sources, as well as marketing gas from the Company's production and its managed limited partnerships, and selling that gas to industrial and commercial gas users through transportation arrangements on intrastate and interstate pipeline systems.

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

     The Company's segment profit or loss and assets are as follows:

                            Well Services
                            and Equipment  Oil & Gas       All
               Marketing    Rental         Production     Others    Totals
June 30,
1999

Revenues
from
external
customers       6,421,984     197,877     136,495        -0-         6,756,356

Intersegment
Revenues            -0-         -0-         -0-          -0-             -0-

Other
Revenue             -0-         -0-         -0-          78,114         78,114

Depreciation
and
amortization        -0-        22,539       8,248         8,268         39,055

Segment profit    171,327     (12,549)     87,475      (203,951)        42,302

Segment
assets          2,428,910     547,287     587,604       887,040      4,450,841

Expenditures
for segment
assets              -0-        38,784        -0-         -0-            38,784

June30,
1998

Revenues
from
external
customers       5,176,128     237,796     190,619        -0-         5,604,543

Intersegment
revenues            -0-         -0-         -0-          -0-             -0-

Other
revenue             -0-         -0-         -0-          36,942         36,942

Depreciation
and
amortization        -0-        23,079       7,064         5,783         35,926

Segment profit    138,520       8,415      73,473      (219,274)         1,134

Segment
assets          2,130,688     612,758     718,734       653,243      4,115,423


Expenditures
for segment
assets              -0-         2,500       -0-          -0-             2,500

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others"


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDING JUNE 30, 1999

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position increased $317,077 or 36% for the six month period and decreased $643,140 or 35% for the three month period ended June 30, 1999. The majority of the change is the result of changes in accounts receivable and accounts payable. In the six-month period, accounts receivable decreased $510,860 and accounts payable decreased $274, 660 resulting in a net increase of $236,200 in cash. For the three-month period, accounts receivable increased $264,178 while accounts payable decreased $442,890 causing a decrease in cash of $707,068. Inventories increased $10,216 or 6% over the six-month period and decreased $6,408 or 4% over the three-month period, reflecting normal fluctuations. Prepaid expenses decreased $9416 and $19,109 over the six and three month periods due to periodic charge offs to operations. Fixed assets increased $38,784, the cost of equipment purchases. The increase in the allowance for depreciation of $39,055 reflects the amount of depreciation charged to operations for the six-month period. Cash restricted for well plugging increased $9,345 for the six-month period, the amount of investment income Vineyards investment in a jointly held company decreased $32,880 for the six-month period. This amount was the net result of income of $49,365 offset by cash distributions of $82,245.Current liabilities decreased $289,782 for the six-month period ended June30, 1999. Accounts payable decrease of $274,660 accounted for substantially all of that amount.
     The Company incurred no long-term debt during this six-month period. Deferred revenue increased $9,345 and 4,702 over the six and three month Periods ending June 30, 1999, such amounts representing interest earned on monies held for future plugging activities. Shareholders' equity increased $42,303 and $15,371 for the six and three month periods ended June 30, 1999, the amount of net income for the periods.

Material Charges and Results of Operations
     Earned revenues increased $1,151,813 for the six month period and $114,362 for the three month period ended June 30, 1999, as compared the same periods in Gas and electric marketing was responsible for increases of $1,245,856 and $181,206 respectively, while production and service income decreased for the same periods. Other income increased $7,085 and $12,325 over the comparative six and three month periods. Income from earnings of jointly owned company increased $34,087 for the six month period and $35,310 for the three month period ended June 30, 1999 as compared to 1998. The increase was the result of Vineyards share of a gain on sale of certain assets.
     Cost of sales increased $1,176,668 for the six-month period and $74,419 for the three-month period ended June 30, 1999, as compared to the same periods in Gas cost increases were proportionate to gas sales increases. Production costs decreased $69,310 for the six-month period ended June 30, 1999 as compared to the same three-month period in 1998. Production income decreased $54,124 for the same period. General and administrative expenses increased $23,833 or 9.5%for the six-month period and $22,303 or 16% for the three-month period ended. June 30, 1999, as compared to the same periods in 1998. The increases were generally due to an increase in salaries and related payroll taxes.
     Net income increased $41,168 for the six-month period and $64,301 for the three month period ended June 30, 1999, as compared to the same periods in 1998. Of these increases $34,087 and $35,110 were increases in income from jointly owned a company for those respective periods.


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