Form 10QSB
period 1999-09-30
VINEYARD OIL & GAS CO
filed 2000-04-07
CIK 777582

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

For the quarterly period ended September 30, 1999

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

     Common Stock, No Par Value - 5,125,562.50 shares as of September 30, 1999

                           PART 1 - FINANCIAL INFORMATION
                             BALANCE SHEETS (UNAUDITED)
                             VINEYARD OIL & GAS COMPANY

                                                  September 30,  December 31,
                                                      1999        1998
ASSETS
Current Assets
  Cash                                                $   365,322  $  432,703
  Accounts receivable                                   3,586,361   2,998,441
  Inventories                                             201,534     172,461
  Prepaid Expenses                                         14,537      29,769
                                                       __________  __________
Total Current Assets                                    4,167,754   3,633,374

Property, Plant and Equipment
  Land and land improvements                              193,680     193,680
  Building and improvements                               257,008     257,008
  Oil and gas properties                                6,700,228   6,700,228
  Drilling and other equipment                          1,232,831   1,187,592
                                                        _________   _________
                                                        8,383,747   8,338,508

 Less Accumulated depreciation                          7,972,464   7,913,763
                                                        _________   _________
                                                          411,283     424,745
Other Assets
  Cash restricted for well plugging                       409,392     445,239
  Investments                                             164,888     185,617
                                                       __________  __________
                                                          574,280     630,856
                                                       _________   __________
TOTAL ASSETS                                          $ 5,153,317 $ 4,688,975
                                                       __________  __________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $1,534,202  $2,538,160
    Limited Partnerships                                1,627,223     142,836
  Accrued expenses                                         40,804      45,137
                                                        _________   _________
  Total Current Liabilities                             3,202,229   2,726,133

Deferred revenue                                          367,734     353,582


Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,125,563 shares
  at March 31, 1999, at stated value of $.05
                                                          256,278     256,278
Additional paid-in capital                              4,935,430   4,935,430
                                                       __________  __________
                                                        5,191,708   5,191,708

Retained earnings (deficit)                            (3,383,434) (3,357,528)
                                                       __________  __________
                                                        1,808,274   1,834,180
Less: cost of 67,944 shares held in treasury             (224,920)  ( 224,920)
                                                       __________  __________
                                                        1,583,354   1,609,260
                                                       __________  __________
                                                      $ 5,153,317 $ 4,688,975
                                                       __________  __________

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION

            STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED)

                             FOR THE SIX MONTHHS

                        ENDED JUNE 30, 1999 AND 1998

                          VINEYARD OIL & GAS COMPANY

                              3 Months    3 Months    9 Months      9 Months
                              Ended       Ended         Ended         Ended
                              Sept. 30    Sept.30     Sept. 30,     Sept. 30,
                              1999        1998           1999         1998

Earned revenues
   Gas Marketing               $2,670,909  $3,204,088  $9,092,893  $8,380,216
   Well Services                   38,626      66,773     171,383     184,346
   Production and Royalties        77,187      82,777     213,682     273,396
   Equipment rental and
   service income                  41,870      93,055     106,990     213,278
                                _________   _________   _________   _________
                                2,828,592   3,446,693   9,584,948   9,051,236

Other Income                       19,171      37,765       47,920     59,429

   Equity in earnings
   of jointly owned company        12,094      12,040       61,459     27,318

                               __________  __________    _________   ________
                                2,859,857   3,496,498    9,694,327  9,137,983
                               __________  __________    _________   ________

Cost and Expenses
   Direct costs of earned
   revenues
      Gas marketing             2,679,767   3,142,153    8,430,424  8,179,761
      Well services                74,056     127,581      255,566    317,516
      Production                   11,701       7,507       52,473    117,589
      Equipment expenses              842      28,773        7,219     45,146
      Depreciation/amortization    15,512      17,903       46,299     48,046
                                _________   _________    _________  _________
                                2,781,878   3,323,917    9,291,981  8,708,052

General and Administrative        142,055     127,626      415,852    377,590
Depreciation                        4,134       2,892       12,402      8,675
Interest                              -0-         -0-          -0-        469
                                _________   _________     ________  _________
                                2,928,067   3,454,435    9,720,235  9,094,786
                                _________   _________    _________  _________

Net income before income taxes    (68,210)     42,063      (25,908)    43,197
                                _________   _________    __________ _________
Income taxes (Note 3)               -0-         -0-           -0-        -0-
                                _________   _________    _________  _________
Net income                        (68,210)     42,063      (25,908)    43,197
                                _________   _________    _________  _________

Retained Earnings (Deficit)

Beginning of Period            (3,315,224) (3,542,962) (3,357,526) (3,544,096)
                                _________   _________   _________   _________
Retained Earnings (Deficit)

End of Period                  (3,383,434) (3,500,899) (3,383,434) (3,500,899)
                                _________   _________   _________   _________


Income per common share             (.013)       .008       (.005)       .008
                                _________   _________   _________   _________

Certain 1998 Amounts have been reclassified to conform to 1999 classifications.

See Note to condensed financial statements

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                           VINEYARD OIL & GAS COMPANY
                 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                               3 Months     3 Months    9 Months     9 Months
                               Ended        Ended       Ended        Ended
                               Sept 30,     Sept 30,    Sept 30,     Sept 30,
                               1999         1998        1999         1998
Cash flow from operating
  activities:
Income (loss) from operations   $ (68,210) $   42,063    $ (25,908) $   43,197

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     19,646      20,795       58,701      56,721
 Provision for losses on
 accounts receivable and
 inventories                        6,000       6,000       18,000      18,000
 Gain on sale of property            -0-         -0-          -0-       (1,459)
 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable         (1,116,780)  (365,910)    (605,920)    (36,228)
   Inventories                    (18,857)     4,968      (29,073)      5,799
   Prepaid expenses                 5,816     (6,156)      15,232       2,268
   Other assets                   (12,151)    35,425       20,729      19,974
   Accounts payable               755,089    533,179      480,429     180,074
   Other current liabilities       10,791      1,844       (4,331)     11,790
   Deferred revenue                 4,806    (42,969)      14,152     (35,832)
                                _________    _______      _______    ________
 Net cash provided by (used in)
      operating activities       (413,850)   229,239      (57,989)    264,304
                                _________  _________     _________   ________
Cash flow from investing
              activities:          (6,455)     -0-        (45,239)     (2,500)
Capital expenditures
       Proceeds from asset sales    -0-        -0-           -0-        3,085
                                _________  __________    __________   ________
Net cash used in investing
 activities                        (6,455)     -0-        (45,239)        585
                                _________  __________    __________   ________
Cash flow from financing
 activities:Principal payments
 on borrowings                       0           0             0           0
                                _________  __________    __________   ________
Net cash (used in) financing
 activities                          0           0             0           0
                                _________  __________    __________   ________
Increase (Decrease) in cash     (420,305)    229,239      (103,228)    264,889

Cash at beginning of period    1,195,019   1,098,171       877,942   1,062,521
                                _________  __________    __________   ________
Cash at end of period            774,714  $1,327,410       774,714   1,327,410
                                _________  __________    __________   ________

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    SEPTEMBER 30, 1999

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the nine months ended September 30, 1999, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 1999 and 1998).

3. No federal income tax was due or paid during the periods ending September 30 1999, and 1998, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

                                Sept 30, 1999       December 31, 1998

     Cash in bank                  $  365,322              $1,150,724
     Cash restricted for well
       plugging                       409,392                 341,566
                                   __________              __________
                                   $  774,714              $1,492,290
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

     The Company's segment profit or loss and assets are as follows:

                            Well Services
                            and Equipment  Oil & Gas       All
               Marketing    Rental         Production     Others    Totals
Sept 30,
1999

Revenues
from
external
customers       9,092,893     278,373     213,682        -0-         9,584,948

Intersegment
Revenues            -0-         -0-         -0-          -0-             -0-

Other
Revenue             -0-         -0-         -0-         109,379        109,379

Depreciation
and
amortization        -0-        33,809      12,490        12,402         58,701


Segment profit    162,469     (18,221)    148,719      (318,875)       (25,908)

Segment
assets          3,569,109     496,695     611,942       475,571      5,153,317

Expenditures
for segment
assets              -0-        45,239        -0-         -0-            45,239

Sept.30,
1998

Revenues
from
external
customers       8,380,216     390,624     273,396        -0-         9,051,236

Intersegment
revenues            -0-         -0-         -0-          -0-             -0-

Other
revenue             -0-         -0-         -0-         86,747          86,747

Depreciation
and
amortization        -0-        34,685     13,361         8,675          56,721

Segment profit    200,455         283    142,446      (299,987)         43,197

Segment
assets          2,334,335   1,165,137    741,706       408,363       4,649,541


Expenditures
for segment
assets              -0-         2,500       -0-          -0-             2,500

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others"


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDING SEPTEMBER 30, 1999

Material Changes in Financial Conditions

     Vineyard Oil & Gas Company's cash position decreased $103,228 for the nine month period and $420,305 for the three month period ended September 30, 1999. For the nine month period, accounts receivable balances increased $587,920 and accounts payable increased $480,429 resulting in a net decrease in cash $107,491. For the three month period, accounts receivable increased $1,110,780 and accounts payable increased $755,089 resulting in a cash decrease of $355,691. Inventories increased $29,073 for the nine month period and $18,857 for the three month period ended September 30, 1999. These increases resulted in a cash decrease for the respective periods. Prepaid expenses decreased $15,232 for the nine month period, and $5,816 for the three month period, reflecting normal monthly charge offs. Other assets, excluding restricted cash, decreased $20,729 for the nine month period ended September 30, 1999. This consists of net profits from a jointly owned company of $49,365 offset by cash withdrawals of $70,094. For the three month period, profits of $12,094 accounted for substantially all of the increase for the quarter. Fixed assets increased $45,239 for the nine month period and $6,455 for the third quarter. Major purchases included computers and related equipment. Accumulated depreciation for the periods reflect depreciation expense for the periods.

     Accounts payable accounted for substantially all of the increases in current liabilities. These were explained above. Deferred revenue increased $14,152 for the nine month period and $4,806 for the three month period representing interest earned on monies held for future plugging activities.

     Shareholder's equity decreased $25,908, the amount of the earnings deficit for the nine month period ending September 30, 1999.


Material Changes and Results of Operations
     Earned revenues increased $533,712 for the nine month period and decreased $618,101 for the three month period ended September 30, 1999 as compared to 1998. Gas marketing increased $637,677 for the nine month period and decreased $558,179 for the three month period ended September 30, 1999 as compared to the prior year. Electric brokering income was $75,000 and $25,000 for the nine and three month periods in 1999. Such income in 1998 was negligible and included in other income. Well service, production, and equipment rental all decreased a total of $178,965 for the nine month period and $84,922 for the three month period as compared to 1998. Income from earnings of jointly owned company increased $34,141 for the nine month period ended September 30, 1999 over 1998. This accounted for the majority of the increase in other income. Cost of sales increased $583,929 for the nine month period and decreased $542,039 for the three month period ended September 30, 1999 as compared to 1998. Gas marketing costs increased $735,413 for the nine month period and decreased $448,986 for the three month period as compared to 1998. Well services, production and equipment rental costs decreased $164,987 for the nine month period and $77,267 for the three month period ended September 30, 1999 which is consistent with the decrease in revenues. General and administrative expenses increased for the nine month and three month periods by $38,262 and $14,429 respectively. Officer's Salaries increased $23,262 for the nine month period as compared to 1998. This was due to a retroactive salary adjustment. Net income for the nine month period ended September 30, 1999 decreased $69,105 from the same period in 1998. Income decreased $110,273 for the comparable three month periods ended September 30. Gas marketing costs exceeded revenues by $35,708 in the third quarter 1999 as opposed to gas revenues exceeding costs by $61,935 for the three month period ended September 30, 1998, a total decrease of $97,643.


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