Form 10KSB
period 1999-12-31
VINEYARD OIL & GAS CO
filed 2000-04-17
CIK 777582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999 Commission File Number: 0-13871

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

State issuer's revenues for its most recent fiscal year:  $13,816,887

As of March 31, 2000, there were 5,125,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of Vineyard oil & Gas Company (hereinafter referred to as Vineyard, Company, or Registrant) on that date is unknown. The
Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

Documents Incorporated By Reference
None.

TABLE OF CONTENTS

ITEM                                                             PAGE

PART I

1.BUSINESS                                                         2

2.PROPERTIES                                                       5

3.LEGAL PROCEEDINGS                                                9

4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              9

PART II

5.MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
STOCK-HOLDER MATTERS                                              10

6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATION                                          10

7.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     12

8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE                                          12

PART III

9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              13

10.EXECUTIVE COMPENSATION                                         14

11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT                                                        15

12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 16

PART IV

13.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
FORM 8-K                                                           17

SIGNATURES                                                         18

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES                        19

INDEX OF EXHIBITS                                                  41

PART I

ITEM 1.BUSINESS

General Development of Business

Originally, Vineyard obtained oil/gas leases and developed those leaseholds into oil & gas production properties for its own account and on behalf of Limited Partners.

Over the past twelve years, Vineyard Oil & Gas Company has shifted its primary business objectives towards the marketing of natural gas. Although remaining in the oil and gas production business, the 'gas marketing' segment of the company has become the dominant factor of the company's financial progress.


As a result of the company's original mission, several related 'profit centers' were established to service the company's oil & gas production, as well as unrelated third parties. Well Service, Equipment Rental, Pipeline Transmission and, Gas and Electricity Marketing, have all become part of Vineyard's business activities.

At present, Vineyard has no subsidiaries. The company is however, a 45% owner of Northern Pipeline, a Limited Liability Company that gathers and markets gas for third party producers. See investment in jointly owned company in Note D to the financial statements dated December 31, 1999, included in this form 10-KSB.

The most recent addition to Vineyard's business activities is that of marketing electricity to consumers of electric power within the state of Pennsylvania.

Vineyard was incorporated under the laws of Pennsylvania in November of 1978. Its principal executive office is at 10299 West Main Road, North East, PA. 16428, with a telephone number of (814) 725-8742.
(e-mail address steve@vogmarketing.com)

Further information concerning the industry segments of the Registrant can be found in Note F, to the financial statements dated December 31, 1999, included in this Form 10-KSB.

NARRATIVE DESCRIPTION OF BUSINESS DURING FISCAL 1999

Exploration and Development Activities

Vineyard engaged in no exploration and development activities during the year 1999. The Company does plan to explore the possibility for exploration and development of natural gas and oil during the year 2000.

Until only lately, market conditions for oil and gas drilling have not warranted company or investor interest in exploration or development.

The company retains the ability to engage in all phases of drilling and completion of wells, other than the actual drilling.

Operation of Oil and Gas Wells

The Company operates approximately 163 gas wells and 16 oil wells on behalf of itself and Limited Partnerships of which it is also the General Partner, as well as operating approximately 41 wells for third parties. Such operations are primarily in New York and Pennsylvania.

Management of Investment Partnerships

As of March 31, 2000, the Company was the General Partner of 4 Limited Partnerships for which it maintained all books, records and annually provided appropriate tax information.

Revenue from Activities

The total revenue contributed by each of the various activities of the Company for the last two fiscal years is set forth in the Income Statement attached to this report.

Sources and Availability of Raw Materials

The Company has not drilled a well since 1987. The equipment the Company possesses from the drilling era is now being used to service wells, to repair wells and to install pipeline(s). Both plastic and steel pipe products are readily available and should continue to be available in 2000.
The Company is cognizant, however, that the oil and gas industry is subject to tremendous flux and a sudden increase in prices could result in shortages.

Seasonality of Business

The various segments of the Registrant's business are subject to seasonal changes. Revenues generated by the sale of natural gas are somewhat seasonal with more demand coming in the colder winter months when heating consumption is high. Vineyard has continued to stabilize its sales of natural gas by entering into contracts with several individual industrial end-users that use gas in the summer only, to provide for a more level consumption of natural gas on a twelve
(12) month basis.

Comments Concerning Liquidity and Capital Resources

Information concerning Vineyard's practices with respect to liquidity and capital resources is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" included in Item 6.

Major Customers

See Related Parties Transactions and Business Segment Information, and
Major Customers and Suppliers contained in Note H to the Financial Statements dated December 31, 1999, included in this Form 10-KSB.

Competition

Vineyard's business activities in the service field, as well as gas and electric marketing, are faced with competition from many similarly placed companies, as well as much larger companies and companies which are affiliates of major pipeline companies. The inconsistent price of natural gas has eliminated some competitors and has adversely affected many others, just as it has adversely affected Vineyard. The existence of other companies in the oil and gas business has not influenced the price of supplies, subcontracted services, and equipment consumed by Vineyard. Vineyard does not deem its oil and gas operations to be a significant factor in the industry as a whole, but believes that they are significant in it's immediate area of operations in Northwestern Pennsylvania.

Markets

Over 97% of Vineyard's gas production is serviced by two(2) major natural gas transportation companies. The vast majority of wells owned and operated by Vineyard are adjacent to the first (NFG) of the two (2) natural gas transmission companies. The second company (Norse Pipeline, LLC) has only gathering lines near Vineyard's wells, which in turn delivers the gas to a third transmission company (Tennessee Gas Pipeline). Consequently, the Company is in an unequal bargaining position in contracting for price and volumes of natural gas to be purchased by natural gas pipeline companies

Vineyard markets its natural gas production, via the two pipelines mentioned above, to various endusers of natural gas rather than sell the gas directly to these pipelines. This marketing ability substantially increases the price Vineyard receives for its gas production

The agreements that Vineyard has with the pipeline companies permit transportation of Vineyard's production to end-users. While the existence and availability of end-users is benefiting the Company in regards to a higher price for productions, as well as the taking of higher volumes, said end-user market is dependent on the pipeline companies. Lack of sales to end-users would cause a reduction in the price received by the Company for which the Company could sell on a day-to-day basis. The Company is confident that it possesses the contacts, knowledge, and information necessary to continue to market natural gas to end-users. The Company's ability to market to end-users is such that it is now marketing significant volumes of natural gas for third party producers of natural gas to industrial and commercial end users for a fee payable to the Company.

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

Employees

On March 31, 2000, the Company had 13 full-time employees. None of Vineyard's employees are presently represented by a union for collective bargaining purposes.

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

Significant Properties

As of March 31, 2000, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves, including the Company's interest in reserves owned by four Partnerships.

Oil and Gas Reserve Information

See Proved Reserves Table included in Note J (unaudited) to the Financial Statements dated December 31, 1999, included in this Form 10-KSB

Reserves Reported to Other Agencies

Vineyard does not file any estimates of total proved net oil or gas reserves with any other Federal authority or agency, other than the Securities and Exchange Commission on this Form 10-KSB.

Oil and Gas Production

The following table sets forth net quantities of oil and natural gas produced by Vineyard, including its proportional share in production of partnerships, for the years indicated. All production is from wells located in the United States. For further information see Note J to the Financial Statements dated December 31, 1999, included in this Form 10-KSB.

                                        1999           1998
GAS (mcfs)                            120,857        129,309
OIL (barrels)                           1,089            602

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.

                                     1999     1998
Average Annual Sales Price
per Unit of Gas (mcf)                $2.72    $2.63

Average Annual Sales Price
per Unit of Oil (barrel)            $16.76   $13.62

Equivalent Average Annual Production Cost
                                     1999     1998

Gas (per mcf)                        $2.17    $1.54
Oil (per barrel)                     $6.77*  $29.86*

* The price can change while the oil is being produced, therefore, certain production can be sold below production cost. Production costs were substantially reduced in 1999 due to the reduced production of the oil wells. Also, the number of oil wells in 1999 was reduced to five compared to 13 oil wells in 1998 due to the sale of oil wells.

Oil and Gas Wells

The following table sets forth information as of March 31, 2000, regarding the Company's productive oil and gas wells.

                             Gross Wells            Net Wells

Gas Wells                        84                  49.1
Oil Wells                         5                   2.4

Acreage

The following table sets forth information as of March 31, 2000, regarding the Company's developed and undeveloped oil and gas acreage.

LEASEHOLD ACREAGE

                                       Gross Acreage        Net Acreage
Developed Natural Gas Acreage              13,947.35         4,762.45
Undeveloped Natural Gas Acreage*              -0-                -0-
Developed Oil Acreage                          75               27
Undeveloped Oil Acreage                        25               25

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

Drilling Activity

There has been no drilling activity during the years 1998 and 1999.

Present Activities

As of March 31, 2000, no wells were in the process of being drilled.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings for the Company other than being party to several actions which arise in the normal course of the Company's business. In Management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse affect upon the financial position of the Company.

See Note G to the Financial Statements dated December 31, 1999, included in this Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year 1999.


PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Value of Common Stock

There is no established public trading market for Vineyard's common stock. Vineyard's common stock is traded privately on a sporadic basis principally in the Northwestern Pennsylvania market.

Number of Holders of Common Stock

As of March 31, 2000, the stock ledger of the Registrant indicated that there were 975 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 1999. The Board of Directors does not anticipate paying or declaring a dividend during fiscal 2000 or in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company's results of operation for the year ended December 31, 1999, and its financial condition at December 31, 1999, are discussed in the following paragraphs and should be read in conjunction with the financial statements of the Company.

Business Overview

The year 1999 was a transitional year for Vineyard. With the announcement that the President and Chairman of the Board, James Concilla, would be retiring, a major focus was put on identifying a successor.

Focus was also placed upon negotiations with existing and new gas marketing executives to solidify and bolster Vineyard's success in this area.

As these management matters were being settled, Vineyard, along with all other marketers of natural gas, took the necessary steps to adjust to new procedures and regulations put in place by the pipelines and utilities on which it transacts its business (National Fuel Gas Transmission Corp., National Fuel Gas Distribution Co., and Norse Pipeline Co.).

Although these changes implemented by the pipelines were significant, Vineyard Oil & Gas believes that all necessary steps have been taken to continue its marketing activity and improve its efficiency and profitability.

The Company showed a net operating loss of $72,440, down from a net profit of $186,658 a year ago.

Significant pipeline storage fees, a substantial inventory write down, and a reduction in gas marketing margins played significant roles in the 1999 loss.

The Company does not foresee these storage fees recurring at the 1999 levels. Also, the inventory value is now in order with current market values and is not expected to vary markedly.

Looking forward, the Company has a variety of strategies designed for improved efficiencies, accountability, and growth specifically in those business segments in which Vineyard has the proven potential to succeed.

The Board of Directors has selected Stephen Millis, previously the Vice President, to succeed James Concilla. The Board has also elected James MacFarlane as its Chairman. These changes will take effect April 1, 2000.

The Company closed seven of its remaining 11 Limited Partnerships programs. The wells associated with these programs are now completely owned by the Company and will improve the production profit center.

The Northern Pipeline, LLC will continue to be an expansion project for the Company. As the Company continues to put more of the pipeline into operation, marketing volumes will also increase thereby spurring continued growth in that area.

The Company also plans expansion of marketing efforts on pipelines here-to-fore avoided by the Company. With addition of staff, the use of subcontracted sales-people, and the ability to acquire recently discovered gas volumes adjacent to these pipelines, Vineyard plans to increase its market share and gas through-put levels.

Liquidity and Capital Resources

The cash flow of Vineyard Oil & Gas Company is dependent primarily on gas marketing sales.

The Company will continue to review the various cost centers in an effort to control and reduce expenses where possible.

Comparative Results of Operations

The total revenues for 1999 increased $986,716, or 8%, over 1998. Gas and electric marketing accounted for $1,123,438 of the increase, due to increased volumes at increased prices.. Well services increased $25,834, due mainly to an increase in charges for service. Production decreased
$36,780, or 10%, from 1998, reflecting the decrease in gas production for the year. Equipment rental and field services decreased $104,603, or 43%, from 1998. In 1999, the company had fewer large outside contracts and spent more time on non-billable company projects.

Other income decreased $50,700 from 1998. The 1998 amount included asset sales of $73,293.

Equity in earnings of jointly owned company increased by $29,527 over 1998. Vineyard's share of the sale of an unused portion of pipeline accounted for $44,403. Conversely, operating revenue decreased $14,876.

Direct costs increased $1,158,657 over 1998. Gas and electric marketing accounted for $1,191,644. Well services costs increased $66,066 due mainly to inventory write-downs. Equipment expenses decreased $40,372 from 1998, $33,420 of which was the result of terminating marina supervision operations in 1999.

General and administrative expenses increased $82,182, or 18%, in 1999, over 1998. In 1999, the Company ceased paying commissions to officers and adjusted salaries accordingly. In 1999, marketing commissions were decreased $56,323 and a similar amount was added to salaries included in general and administrative expenses.

Net income decreased $259,008. Gas and electric marketing income decreased $68,206. Volume and price increases and electric brokering were offset by gas storage costs ("TBF" and other costs) and decreased margins on spot market sales. Well service net loss increased $40,232 from 1998 due mainly to inventory adjustments and deletions. Production net income increased
$18,668. Other income decreased $50,700 and general and administrative expenses increased $82,182.

Net current assets at December 31, 1999, decreased $2,806 over 1998. Accounts receivable increased $298,630 and accounts payable increased $327,683. Inventory decreased $74,961 and unrestricted cash increased $74,458.

Fixed assets increased $148,382 due mainly to the purchase of partnership assets. The Company purchased the entire minimum interest in seven partnerships and an increased interest in three partnerships for a total cost of $104,316. Allowance for depreciation changed by the amount charged to operations in 1999.

Cash restricted for well plugging decreased in 1999 by $85,233. The amount increased by interest earned during the year and was decreased by the purchase of partnership assets.

Investments represent the Company's interest in a jointly owned company. The decrease of $27,391 in 1999 was the result of the Company's share of net income for the year of $61,134 offset by distributions to Vineyard of $88,525.

Deferred revenues increased $18,695 in 1999. This represents interest earned on the escrowed cash amount during the year.

Net cash provided by operations was $110,216. Increases in accounts receivable were offset by increases in accounts payable. The operating loss was offset by non cash items, depreciation, amortization and provision for losses on accounts receivable. A decrease in inventory contributed to an increase in cash flow. The overall effect was a decrease in cash of $10,775 in 1999.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this is submitted in a separate section of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Gorzynski, Felix and Gloekler, P.C., was retained by the Company for the 1999 audit. There were no disagreements with the auditors on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures for the years ended December 31, 1999, and 1998.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers, and Nominees as of March 31, 2000.

Name                Age

James J. Concilla	   62  Board Chairman, President, Director and a member
                         of the Executive Committee. Mr. Concilla has a Bachelors of Science degree from Edinboro
                         University and a Masters degree in Mathematics from the state of Pennsylvania. Mr. Concilla has been an employee, director, and officer of the Company since its organization in 1978.

Charles L. Valone   68   A Director and member of the Wage and Bonus
                         Committee.  Mr. Valone has been
                         a director of the Company since its founding.  Mr.
                         Valone has owned and operated vineyards in North
                         East, Pennsylvania, since 1948. These operations are unrelated to the Company.

Jeffery L. Buchholz   53 Secretary, Treasurer, Director, and a member of
                         the Executive, and Audit Committees.  Mr.
                         Buchholz holds a Bachelors degree in Business Administration from Lambuth College, Jackson, Tennessee, and a Masters degree in Education from Georgia Southern University, Statesboro, Georgia. Mr. Buchholz, a Director since 1989, and the Secretary/Treasurer since 1990, has been a teacher and Union Officer in the Ripley, New York, school system since 1970.

Stephen B. Millis     42 Vice-President, Director, and a member of the
                         Executive Committee. Mr. Millis holds a Bachelor of Arts degree from Gannon University. Mr. Millis, an employee since 1982, was elected Vice-President and a Director in 1992. (Mr. Millis was required to resign from the Board as part of negotiations to become President effective
                         April 1, 2000).

James J. MacFarlane   38 Mr. MacFarlane was elected a Director in 1993.
                         Mr. MacFarlane is a member of the Wage/Bonus
       Committee.  Mr. MacFarlane holds a Bachelor
                         of Science degree from the University of Pittsburgh. Mr. MacFarlane has been President of MacTech Mineral Management, Inc., since 1998. He has been employed at MacTech Mineral Management, Inc., in Bradford Pennsylvania since 1987. MacTech Mineral Management, Inc. is unrelated to the Company.

W. Eric Johnson       41 Mr. Johnson was elected as a Director in 1997.
                         Mr.Johnson is a member of the Audit and Wage/ Bonus Committees. Mr. Johnson holds a Bachelor of Science Degree from the University of Dayton. Mr. Johnson has been an investment broker with Thomas F. White and Company, Inc. Erie, PA since 1989. Thomas F. White and Company, Inc. is unrelated to the Company.

David H. Stetson      41 Mr. Stetson was elected as a Director in 1998.  Mr.
                         Stetson is a member of the Audit committee. Mr. Stetson has been President and Co-owner of Stetson Brother's Hardware Store, Inc. in North East, PA., for the past twenty years. Stetson Brothers, Inc. is unrelated to the Company.

Current Officers          Title/Office            Year in Which  Term to Expire
 and Directors                                    Service as     at Annual
                                                  Director Began Meeting in

James J. Concilla   Board Chairman/President      1978             2002
Jeffery L. Buchholz Director/Secretary/Treasurer  1989             2002
Charles L. Valone   Director                      1978             2001
Stephen B. Millis   Director/Vice-President       1992             2000
James J. MacFarlane Director                      1993             2001
W. Eric Johnson     Director                      1997             2000
David H Stetson     Director                      1998             2000


March 31, 2000 Board Committees and Members

Executive                    Audit                    Wage/Bonus

David H. Stetson          Jeffery L. Buchholz         Charles Valone
Jeffery L. Buchholz       W. Eric Johnson             James J. Concilla
James J. MacFarlane       David H. Stetson            James J. MacFarlane


ITEM 10.  EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain information concerning compensation during fiscal 1997, 1998 and 1999 by the Company to each of the Company's executive officers.

                         Summary Compensation Table

     Name and         Year    Base Salary   Commissions    Bonus    Other
Principal Position              (1)   (2)        (3)        (4)    (5) (6)

James J. Concilla     1999      $75,000           0         0          0
President, Chairman   1998      $75,000       $61,129       0      $3,000
of the Board          1997      $47,341       $31,928       0      $3,000

Stephen B. Millis     1999      $65,000           0         0         0
Vice-President        1998      $50,970       $88,074       0      $3,000
                      1997      $36,941       $43,289       0      $3,000

Jeffery L. Buchholz   1999       $1,933          0          0         0
Secretary/Treasurer   1998       $2,431          0          0         0
                      1997       $  874          0          0         0

(1) In 1998 the company changed Mr. Concilla's compensation to salary only of $75,000 per year.

(2) In 1998 the Company changed Mr. Millis's compensation to salary only of $65, 000 per year.

(3) Reflects commissions related to the sale of natural gas. The commissions paid to Mr. Concilla in 1998 were earned during 1996 and 1997. The 1998 commissions reported above for Mr. Millis were earned during the years 1996 1997 and 1998 up to June 30, 1998. The commissions reported above for 1996 and 1997 represent commissions paid in 1996 and 1997, which were in part earned in prior years.

(4) No stock bonus was awarded to any directors, executive officers or other employees of the Company during the years 1997 and 1998. In 1999, compensation contracts were negotiated for Mr. Millis and employee Mr. Scott Sampson which include stock bonus awards to be given in the year 2000.

(5) In April, 1995, the Board of Directors established life insurance plans for Mr. Concilla and Mr. Millis, and contributed annually in the amounts as shown.

(6) Mr. Concilla and Mr. Millis are given the use of Company vehicles for Company business and the Company provides Mr. Buchholz, a part-time employee, with personal automobile labor maintenance.

No officer received any other non-cash compensation during the years ending December 31, 1997, 1998 or 1999, other than health insurance which all full-time employees of the Company are entitled to receive.

Executive Officer Severance Package

An Executive Officer severance package which was in effect for Chief
Executive Officer Concilla and Vice President Millis was withdrawn by the Wage/Bonus Committee, which is a majority of the Board of Directors, in December of 1997. Mr. Millis disputed his severance and compensation package during 1999. This has subsequently been settled in the first quarter of 2000.

No stock options were awarded to any directors, executive officers or other employees of the Company during fiscal 1999.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of March 31, 2000 concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.

Name and Address               Number of Shares (1)(2)  Percentage of Class
James J. Concilla                  307,261.                       6.0%
20 Blaine Street
North East, PA  16428

Charles L. Valone                  142,000                        2.8%
11217 Old Lake Road
North East, PA  16428

Stephen B. Millis                  221,650                        4.3%
11370 Martin Road
North East, PA  16428

Jeffery L. Buchholz                2,375.5                         .05%
149 Orchard Beach Park
North East, PA  16428

W. Eric Johnson                   38,345.63                        .7%
830 Compass Drive
Erie, PA  16505

David H. Stetson                  81,475.5                        1.6%
9916 East Lake Road
North East, PA.  16428

All Officers and Directors
as a group (6 individuals)       793,107.63                      15.5%

NOTE:  Director MacFarlane is not a shareholder.

(1) On July 23, 1999, directors Concilla, Valone, and Johnson joined with six additional stockholders in a 13D filing to the Security Exchange Commission. The purpose of the filing was to form a group to attract a purchaser for the stock of the group members. The aggregate number of shares of common stock beneficially owned by this group was approximately 17.1% of stock outstanding. The group subsequently filed two amendments to the 13D the last of which was to report the expiration of the agreement between group members.

(2) All shares are beneficially owned and the sole investment and voting power is held by the persons named. Includes shares which may be owned beneficially by the wives and/or minor children and/or trusts for the benefit of the minor children of the persons names, as to which beneficial interest is disclaimed.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1), (2), and (3) The response to this portion of Item 13 is submitted as a separate section of this Report.

(b)  Reports on Form 8-K filed in the fourth quarter 1999:  None.

(c)  Other reports on Form 8-K:  None.

(d) Exhibits - The response to this portion of Item 13 is submitted as a separate section of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINEYARD OIL & GAS COMPANY





Stephen B. Millis         President
STEPHEN B. MILLIS



James J. MacFarlane       Chairman, Board of Directors
JAMES J. MACFARLANE



/s/Jeffery L. Buchholz       Secretary/Treasurer, Director
JEFFERY L. BUCHHOLZ



James J. Concilla         Director
JAMES J. CONCILLA



Charles L. Valone         Director
CHARLES L. VALONE



W. Eric Johnson           Director
W. ERIC JOHNSON



/s/David H. Stetson          Director
DAVID H. STETSON



/s/Melissa A. Carris         Controller
MELISSA A. CARRIS

                        FORM 10-KSB ITEM 7
                  VINEYARD OIL AND GAS COMPANY
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




1.  Balance Sheet - December 31, 1999

2.  Income Statements - Years Ended December 31, 1999 and 1998

3.  Statements of Shareholders' Equity - Years Ended December 31,
    1999 and 1998

4.  Statements of Cash Flows - Years Ended December 31, 1999 and
    1998

5.  Notes to Financial Statements - December 31, 1999

                   Independent Auditors' Report


Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania


    We have audited the accompanying balance sheet of Vineyard Oil and Gas Company as of December 31, 1999, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



                              Gorzynski, Felix and Gloekler, P.C.


March 24, 2000
Erie, Pennsylvania

                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 1999

ASSETS
 Current Assets
   Cash                                                        $  507,161
   Accounts receivable, less allowance for
    doubtful accounts of $90,100                                3,297,071
   Inventories (note A)                                            97,500
   Prepaid expenses                                                32,204
                                                               __________
     Total current assets                                      $3,933,936
                                                               __________
 Property, Plant and Equipment (Note A)
   Land and land improvements                                  $  193,680
   Building and improvements                                      257,008
   Oil and gas properties and transmission
    equipment                                                   6,804,544
   Drilling and other equipment                                 1,231,658
                                                               __________
                                                               $8,486,890
Less: accumulated depletion, depreciation and
 amortization                                                 ( 8,000,460)
                                                               __________
                                                               $  486,430
                                                               __________
 Other Assets
   Cash restricted for well plugging (note A)                  $  360,006
   Investments - at equity (note D)                               158,226
                                                               __________
                                                               $  518,232
                                                               __________
                                                               $4,938,598
                                                               ==========

See notes to financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable
     Trade                                                     $2,729,620
     Limited partnerships                                         279,059
   Accrued expenses                                                20,822
                                                               __________
     Total current liabilities                                 $3,029,501
                                                               __________
 Deferred Revenue (Note A)                                     $  372,277
                                                               __________
 Commitments and Contingencies (Note G)                        $        0
                                                               __________
 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,125,563 shares
    at December 31, 1999, at stated value of $.05              $  256,278
   Additional paid-in capital                                   4,935,430
                                                               __________
                                                               $5,191,708
 Retained Earnings (Deficit)                                  ( 3,429,968)
                                                               __________
                                                               $1,761,740
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)
                                                               __________
                                                               $1,536,820
                                                               __________

                                                               $4,938,598
                                                               ==========

                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 1999 and 1998


                                                     1999         1998
Earned Revenues
  Gas and electric marketing                      $12,964,654  $11,841,216
  Well services                                       249,628      223,794
  Production and royalties                            319,143      355,923
  Equipment rental and service income                 141,005      245,608
                                                  ___________  ___________
                                                  $13,674,430  $12,666,541

  Other income                                         81,323      132,023
  Equity in earnings of jointly owned
   company                                             61,134       31,607
                                                  ___________  ___________
                                                  $13,816,887  $12,830,171
                                                  ___________  ___________
Costs and Expenses
  Direct costs of earned revenues
    Gas and electric marketing                    $12,688,707  $11,497,063
    Well services                                     473,322      407,256
    Production                                         92,446      147,894
    Equipment expenses                                  9,021       49,393
    Depreciation and amortization                      69,861       73,094
                                                  ___________  ___________
                                                  $13,333,357  $12,174,700

  General and administrative                          539,134      456,952
  Depreciation                                         16,836       11,482
  Interest                                                  0          469
                                                  ___________  ___________
                                                  $13,889,327  $12,643,603
                                                  ___________  ___________
Net Income (Loss) Before Income Taxes            ($    72,440) $   186,568

Income Taxes (Note C)                                       0            0
                                                  ___________  ___________
Net Income (Loss)                                ($    72,440) $   186,568
                                                  ===========  ===========
Income (Loss) Per Common Share                   ($      .014) $      .036
                                                  ===========  ===========

See notes to financial statements.

                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 1999 and 1998


                                           Capital in    Retained
                                  Common   Excess of     Earnings     Treasury
                                  Stock    Par Value     (Deficit)     Stock
Balance at January 1, 1998       $256,278  $4,935,430  ($3,544,096)  ($224,920)

Net Income For the Year                 0           0      186,568           0
                                 ________  __________  ____________  __________
Balance at December 31, 1998     $256,278  $4,935,430  ($3,357,528)  ($224,920)

Net Income (Loss) For the Year          0           0  (    72,440)          0
                                 ________  __________  ____________  __________
Balance at December 31, 1999     $256,278  $4,935,430  ($3,429,968)  ($224,920)
                                 ========  ==========  ============  ==========





















See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 1999 and 1998


                                                     1999         1998
Operating Activities
  Net income (loss)                              ($   72,440)  $  186,568
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depletion, depreciation and
     amortization                                     86,697       84,576
    Provision for losses on accounts
     receivable                                       16,400        3,700
    (Gain) on disposal of assets                           0  (    74,751)
  Changes in operating assets and
   liabilities providing (using) cash:
    Accounts receivable                          (   315,030) (   575,402)
    Inventories                                       74,961        2,198
    Prepaid expenses                             (     2,435)      13,217
    Accounts payable                                 327,683       75,336
    Accrued expenses                             (    24,315)      17,750
    Deferred revenue                                  18,695  (    40,990)
                                                  __________   __________
    Net cash provided by (used in)
     operating activities                         $  110,216  ($  307,798)
                                                  __________   __________
Investing Activities
  Purchases of property, plant and
   equipment                                     ($  148,382) ($    2,500)
  Proceeds from sale of equipment                          0       76,377
  Change in investment in jointly-owned
   company                                            27,391       49,342
                                                  __________   __________
    Net cash provided by (used in)
     investing activities                        ($  120,991)  $  123,219
                                                  __________   __________

Increase (Decrease) in Cash                      ($   10,775) ($  184,579)

Cash at Beginning of Year                            877,942    1,062,521
                                                  __________   __________
Cash at End of Year (Note B)                      $  867,167   $  877,942
                                                  ===========  ==========

See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                  Notes to Financial Statements
                        December 31, 1999


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations - Vineyard Oil and Gas Company is a producer and marketer of its own oil and natural gas and gas produced by others. It also transports natural gas and performs well maintenance, service, construction, trucking and other jobs related to the oil and gas industry. The Company is also a marketer of electricity produced by others. It principal markets are industrial end-users, third party producers and utility companies located mostly in Pennsylvania and New York.

    Restricted Cash - Restricted cash consists of cash collected from limited partnerships, which is held in escrow in separate bank accounts, and a certificate of deposit required by the state to be maintained to offset future plugging costs. Since these funds will be restricted for a period of more than one year, the assets and any deferred revenue related thereto have been classified as noncurrent items. (See Deferred Revenue.)

    Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of parts and piping utilized in the Company's oil and gas operations. Inventory at December 31, 1999 has been written down to estimated net realizable value, and results of operations for 1999 include a charge of $63,000, which represents the excess of cost over market.

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

    Property, Plant and Equipment - Property, plant and equipment is stated on the basis of cost. Expenditures for major additions or betterments are capitalized. Maintenance and repairs are charged to expense as incurred. Differences between amounts received and net carrying value of assets retired or disposed of are included in the income statement. For the years ended December 31, 1999 and 1998, the Company realized net gains on the disposal of assets of $0 and $74,751, respectively. These amounts are reported as other income in these financial statements.

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

    Deferred Revenue - The Company, as general partner, has withheld from prior years' quarterly partnership distributions an estimated fee for future well plugging charges. The plugging fees are recorded as a deferred cost until the actual plugging costs have been incurred by the partnerships. The Company holds in escrow cash collected from the partnerships, plus earnings thereon, designated to cover these future costs. Future collections are contingent upon future revenue distributions and therefore are currently indeterminable. The Company plugged 28 oil and 4 gas wells in 1998 at a cost of $48,000. No wells were plugged in 1999. See note G for additional information.

    Income Taxes - The Company provides for taxes based on income as reported in the income statement. Deferred income taxes are provided on certain income and expenses which are recognized in different periods for tax and financial reporting purposes.

    Earnings Per Share - Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding (5,125,563 in 1999 and 1998).

    The following schedule summarizes the changes in the number of shares of capital stock:

                                                               Common
                                                               Stock
    Balance at January 1, 1998                                5,125,563
    Issuance of shares                                                0
                                                              _________
    Balance at December 31, 1999 and 1998                     5,125,563
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

    At December 31, 1999, accounts receivable, net of allowance, amounted to $3,297,071.

    At December 31, 1999, the carrying amount of the Company's deposits was $867,167 and the bank balance was $1,190,267. Of the bank balance, $300,188 was covered by federal depository insurance, $256,146 was insured under a brokerage firm's umbrella policy, and $633,933 was uninsured.

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

    Short term investments consist of money market funds, and are reported at market value, which equals cost.

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

    Cash paid during the year for:

                                                         1999           1998
      Interest                                        $      0     $      469
      Income taxes                                           0              0

    Cash consists of the following at the end of each year presented:

                                                        1999           1998
      Cash in bank                                    $611,021       $514,128
      Short-term investments                           256,146        363,814
                                                      ________       ________
                                                      $867,167       $877,942
                                                      ========       ========

    Cash is classified as follows for financial statement reporting purposes:

                                                        1999           1998
    Unrestricted cash                                 $507,161       $432,703
    Cash restricted for well plugging                  360,006        445,239
                                                      ________       ________
                                                      $867,167       $877,942
                                                      ========       ========


NOTE C - INCOME TAXES

    The taxes on pretax income are reconciled with income tax expense as follows:

                                                        1999           1998
    Expected tax on pretax income from
     continuing operations at statutory
     rates                                            $      0       $ 56,012

    Tax (benefit) expense of excess
     financial basis depreciation                    (   6,090)     (  15,845)

    Tax (benefit) expense of net
     operating loss carryover                            6,090      (  40,167)
                                                      ________       ________
    Income tax expense                                $      0       $      0
                                                      ========       ========

    Amounts for deferred tax assets and liabilities are as follows:

                                                       1999           1998
    Deferred tax liability                          $        0     $        0
                                                    ==========     ==========
    Deferred tax asset                              $1,649,226     $1,892,569
    Valuation allowance                            ( 1,649,226)   ( 1,892,569)
                                                    __________     __________
                                                    $        0     $        0
                                                    ==========     ==========

    The net change in the valuation allowance was $243,343 between 1999 and 1998.

    The following temporary differences gave rise to the deferred tax asset at December 31, 1999 and 1998:

                                                       1999           1998
    Excess of financial accounting over
     tax depreciation                               $    6,090     $   15,845

    Tax credit carryforward                            277,523        461,491

    Net operating loss carryforward                  1,365,613      1,415,233
                                                    __________     __________
                                                    $1,649,226     $1,892,569
                                                    ==========     ==========

    The Company has available at December 31, 1999, unused investment credits and operating loss carryforwards, which may provide for future tax benefits expiring as follows:


                                    Unused
                Year of           Investment          Unused Operating
              Expiration            Credits           Loss Carryforward
                 2000              $226,056              $        0
                 2001                51,467                       0
                 2002                     0                 675,068
                 2003                     0               1,544,234
                 2004                     0               1,593,565
                 2005                     0                       0
                 2006                     0                 102,646
                 2007                     0                   5,592
                 2008                     0                  51,581







NOTE C - INCOME TAXES (CONTINUED)



                                    Unused
                Year of           Investment          Unused Operating
              Expiration            Credits           Loss Carryforward
                 2009                     0                       0
                 2010                     0                       0
                 2011                     0                  43,824
                 2012                     0                       0
                 2013                     0                       0
                 2014                     0                  31,840
                                   ________              __________
                                   $277,523              $4,048,350
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

    Following is a summary of unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC:

                                                         1999           1998
    Current assets                                    $ 58,808       $ 78,735
    Property and equipment, net                        555,820        594,521
    Other assets, net                                    1,855          3,091
                                                      ________       ________
                                                      $616,483       $676,347
                                                      ========       ========
    Current liabilities                               $ 79,541       $ 93,011

    Equity                                             536,942        583,336
                                                      ________       ________
                                                      $616,483       $676,347
                                                      ========       ========
    Sales                                             $206,843       $238,852
                                                      ========       ========
    Net income                                        $135,854       $ 70,237
                                                      ========       ========

NOTE E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

    Transactions and balances for the years ended December 31, 1999 and 1998 are as follows:

                                                         1999           1998
    Well services revenue                             $124,577       $ 89,083

    Production and royalties revenue                   287,871        273,922

    Gas marketing revenue                                5,500          6,832
                                                      ________       ________
                                                      $417,948       $369,837
                                                      ========       ========
    Accounts receivable                               $156,224       $ 80,999
                                                      ========       ========
    Accounts payable                                  $279,059       $142,836
                                                      ========       ========

2. The Company charges Northern Pipeline, LLC, for equipment rental. It also charges the LLC a monthly management fee.

    Transactions and balances for the years ended December 31, 1999 and 1998 are as follows:

                                                         1999           1998
    Equipment rental and service
     income                                           $  2,894       $ 16,370

    Other income                                         5,280          4,320
                                                      ________       ________
                                                      $  8,174       $ 20,690
                                                      ========       ========
    Accounts receivable                               $  4,800       $      0
                                                      ========       ========
    Accounts payable                                  $ 34,751       $ 39,683
                                                      ========       ========

3. In 1999, the Company purchased various related limited partnerships at a cost of $104,316. These oil and gas interests are included as property, plant and equipment and are being amortized over their estimated useful lives. No accounts payable balance was due at December 31, 1999.

NOTE F - BUSINESS SEGMENT INFORMATION

    Description of the types of products and services from which each reportable segment derives its revenue:

    The Company's three reportable business segments are gas and electric marketing, well services and equipment rental and oil and gas production. The Company's gas marketing operation involves purchasing gas from local producers and interstate pipeline sources, as well as marketing gas from the Company's managed limited partnerships, and reselling that gas to industrial gas users through transportation arrangements on intrastate and interstate pipeline systems.

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

    Measurement of segment profit or loss and segment assets:

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

    Factors management used to identify the Company's reportable segments:

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies.

    The Company's segment profit or loss and assets are as follows:


                  Gas and     Well Services
                 Electric     and Equipment  Oil & Gas    a)  All
                 Marketing       Rental      Production    Others     Totals
1999 revenues
 from
 external
 customers     $12,964,654      $390,633      $319,143    $      0  $13,674,430

Intersegment
 revenues                0             0             0           0            0

Other revenue            0             0             0     142,457      142,457

Depreciation
 and
 amoritization           0        43,806        26,055      16,836       86,697

Segment
 profit (loss)     275,947     ( 135,516)      200,642   ( 413,513) (    72,440)

Segment
 assets          3,244,767       405,117       673,910     614,804    4,938,598

Expenditures
 for segment
 assets                  0         9,062         8,956      25,956       43,974

1998 revenues
 from
 external
 customers     $11,841,216      $469,402      $355,923    $      0  $12,666,541

Intersegment
 revenues                0             0             0           0            0

Other revenue            0             0             0     163,630      163,630

Depreciation
 and
 amortization            0        41,843        31,251      11,482       84,576


                 Gas and    Well Services
                Electric    and Equipment   Oil & Gas    a)  All
                Marketing      Rental       Production    Others     Totals
Segment
 profit (loss) $   344,153    ($ 29,090)      $176,778  ($305,273)  $  186,568

Segment
 assets          3,027,987      462,133        683,201    515,654    4,688,975

Expenditures
 for segment
 assets                  0          874              0          0          874


a) Revenue from segments below quantitative thresholds are attributable to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others".


NOTE G - COMMITMENTS AND CONTINGENCIES

1.  Well-Plugging

    All except four of the limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs. (See Note A.) Upon closing of the partnerships, the Company will now assume all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 1999, the wells transferred to the Company from these partnerships continued to produce oil and gas. Also, as of December 31, 1999, the Company owned 159 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

    Under current promulgated regulations of the Pennsylvania Department of Environmental Protection Oil and Gas Division, to the extent that the mechanical integrity of the wells is sound, non-producing wells can receive a permit to be placed on inactive status for an indefinite period of time and not be plugged. Also, wells that fail to produce enough gas to feed transportation lines will still produce some gas; at that time, instead of being plugged, the wells would be available to be turned over to landowners, who could use gas produced for personal home utilities.

    Lastly, future explorations may discover formations deeper than those existing, and non-producing wells may be deepened to access them. For these reasons, no well-plugging liability relating to gas wells owned directly by the Company, or in which the Company has an interest as a general partner, has been recorded as of December 31, 1999. Contingent upon the quantity of wells which would revert to landowners and based on the average cost to currently plug wells, the well plugging liability could range from zero to one million, two hundred thousand dollars.

2.  Other

    The Company is also a party to several actions which arise in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.


NOTE H - MAJOR CUSTOMERS AND SUPPLIERS

    The Company made a substantial portion of its gas marketing sales to five customers in 1999 and three customers in 1998.
During 1999 and 1998, sales to these customers aggregated approximately $5,167,000 (40%) and $6,626,000 (56%), respectively.
At December 31, 1999 and 1998, amounts due from those customers included in trade accounts receivable were approximately $1,158,000 and $1,460,000, respectively.

    The Company purchased approximately $7,706,000 (61%) from six suppliers and $7,536,000 (65%) from three suppliers of gas for resale, during 1999 and 1998, respectively. At December 31, 1999 and 1998, amounts due to those suppliers included in accounts payable were approximately $1,563,000 and $1,461,000, respectively.


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.

    The estimated fair values of the Company's financial instruments as of December 31, 1999, are as follows:

                                                    Carrying
                                                     Amount     Fair Value
    Financial assets:
      Cash                                          $867,167     $867,167
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

                                                    Gas (MCF)     Oil (BBL)
Proved reserves at December 31, 1997                 814,808        7,236

Production                                          (129,309)      (  602)

Revisions in previous quantity estimates              82,629       (3,892)
                                                     _______        _____
Proved reserves at December 31, 1998                 768,128        2,742

Production                                          (120,857)      (1,089)

Revisions in previous quantity estimates             285,128        1,184
                                                     _______        _____
Proved reserves at December 31, 1999                 932,399        2,837
                                                     =======        =====

    Capitalized Costs - The Company's net investment in oil and gas producing properties, at December 31, 1999 and 1998 is as follows:

                                                       1999           1998
    Proved oil and gas properties                   $6,804,544     $6,700,228
    Accumulated depletion, depreciation
     and amortization                              ( 6,624,449)   ( 6,598,394)
                                                    __________     __________
                                                    $  180,095     $  101,834
                                                    ==========     ==========

    Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities - There were no costs incurred in oil and gas property acquisitions, exploration and development activities for the years ended December 31, 1999 and 1998.

    Results of Operations for Oil and Gas Producing Activities - The following summarizes the "Results of Operations for Producing Activities" as defined by FASB 69, for the years ended December 31, 1999 and 1998. As required, income taxes are included in the results, but were computed under FASB guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.

                                                        1999           1998
    Revenues                                          $319,143       $355,923
                                                      ________       ________
    Less:
      Production costs                                $ 92,446       $147,894
      Depletion, depreciation
       and amortization                                 26,055         31,251
                                                      ________       ________
                                                      $118,501       $179,145
                                                      ________       ________
                                                      $200,642       $176,778
    Income taxes                                             0              0
                                                      ________       ________
    Results of operations from oil and
     gas producing activities before
     corporate overhead and interest costs            $200,642       $176,778
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

                                                       1999           1998
    Future cash inflows                             $2,548,000     $2,484,000
    Future production costs                        (   946,000)   ( 1,250,000)
    Future income tax expense                                0              0
                                                    __________     __________
    Future after-tax net cash
     flows                                          $1,602,000     $1,234,000
    10% annual discount                            (   854,000)   (   776,000)
                                                    __________     __________
    Standardized measure of
     discounted future net
     cash flows                                     $  748,000     $  458,000
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


                                                         1999           1998
    Beginning of year                                 $458,000       $690,000
                                                      ________       ________
    Changes resulting from:
      Sales of production                            ($319,000)     ($356,000)
      Net change in prices
       relating to future
       production                                    ( 380,000)     ( 228,000)
      Extensions and discoveries                             0              0
      Revisions in previous
       quantity estimates                              767,000        204,000
      Accretion of discount                             78,000         63,000
      Net change in income taxes                             0              0
      Other                                            144,000         85,000
                                                      ________       ________
      Net increase (decrease)                         $290,000      ($232,000)
                                                      ________       ________
    End of year                                       $748,000       $458,000
                                                      ========       ========

NOTE K - SUBSEQUENT EVENT

    On April 1, 2000 the Company entered into an employment contract with its new president until April 1, 2002. The contract provides for an established salary, certain payments under a covenant not to compete, stock rights and incentives based on the Company's attainment of specified earnings.


NOTE L - LETTER OF CREDIT

    At December 31, 1999, the Company had a $250,000 outstanding letter of credit. The letter is secured by certain real estate owned by the Company.

                       FORM 10-KSB ITEM 13
                  VINEYARD OIL AND GAS COMPANY
                             EXHIBITS


Exhibit Number               Document

      11                     Computation of earnings per share

      27                     Financial data schedule

                           EXHIBIT NUMBER 11
                   COMPUTATION OF EARNINGS PER SHARE
            For the Years Ended December 31, 1999 and 1998


                                                       1999           1998
Net Income (Loss)                                  ($   72,440)    $  186,568

Weighted Average Number of Common
 Equivalent Shares Outstanding                       5,125,563      5,125,563
                                                    __________      _________
Net Income (Loss) Per Common Share                 ($     .014)         $.036
                                                    ==========      =========