Form 10KSB/A
period 1999-12-31
VINEYARD OIL & GAS CO
filed 2000-04-18
CIK 777582

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

VINEYARD OIL & GAS COMPANY





/s/Stephen B. Millis         President
STEPHEN B. MILLIS



/s/James J. MacFarlane       Chairman, Board of Directors
JAMES J. MACFARLANE



/s/Jeffery L. Buchholz       Secretary/Treasurer, Director
JEFFERY L. BUCHHOLZ



/s/James J. Concilla         Director
JAMES J. CONCILLA



/s/Charles L. Valone         Director
CHARLES L. VALONE



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