Form 10QSB
period 2000-03-31
VINEYARD OIL & GAS CO
filed 2000-05-19
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

     Common Stock, No Par Value - 5,125,562.50 shares as of March 31, 2000

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                       March 31,   December 31,
                                                       2000        1999
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                $  899,544  $   507,161
  Accounts receivable                                  3,717,909    3,297,071
  Inventories                                            108,923       97,500
  Prepaid Expenses                                        24,789       32,204
                                                      ----------   ----------
Total Current Assets                                   4,751,165    3,933,936

Property, Plant and Equipment
  Land and land improvements                             193,680      193,680
  Building and improvements                              257,008      257,008
  Oil and gas properties                               6,804,544    6,804,544
  Drilling and other equipment                         1,205,870    1,231,658
                                                      ----------   ----------
                                                       8,461,102    8,486,890

 Less Accumulated depreciation                        (7,993,782)  (8,000,460)
                                                      ----------   ----------
                                                         467,320      486,430
Other Assets

  Cash restricted for well plugging                      381,893      360,006
  Investments                                            169,674      158,226
                                                      ----------   ----------
                                                         551,567      518,232
                                                      ----------   ----------
TOTAL ASSETS                                         $ 5,770,052  $ 4,938,598
                                                      ----------   ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                             $3,399,647   $2,729,620
    Limited Partnerships                                 412,726      279,059
  Accrued expenses                                        19,444       20,822
                                                      ----------   ----------
Total Current Liabilities                              3,831,817    3,029,501

Deferred revenue                                         375,988      372,277



Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,125,562.5 shares
  at March 31, 2000, at stated value of $.05             256,278      256,278
Additional paid-in capital                             4,935,430    4,935,430
                                                      ----------   ----------
                                                       5,191,708    5,191,708

Retained earnings (deficit)                           (3,404,541)  (3,429,968)
                                                      ----------   ----------
                                                       1,787,167    1,761,740
Less: cost of 67,944 shares held in treasury            (224,920)    (224,920)
                                                      ----------   ----------
                                                       1,562,247    1,536,820
                                                      ----------   ----------
                                                     $ 5,770,052  $ 4,938,598
                                                      ----------   ----------

See notes to condensed financial statements.


                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE THREE MONTHS
                        ENDED MARCH 31, 2000 AND 1999
                          VINEYARD OIL & GAS COMPANY
                                                       3 Months    3 Months
                                                       Ended       Ended
                                                       March 31,   March 31,
                                                       2000        1999
Earned revenues
   Gas and Electric Marketing                         $4,020,177   $3,744,164
   Well Services                                          32,141       47,564
   Production and Royalties                              100,780       72,728
   Equipment rental and
   service income                                         65,566       45,588
                                                      ----------   ----------
                                                      $4,218,664   $3,910,044
Other Income
   Gain on casualty                                       19,851            0
   Rent and other income                                   8,694        5,156
   Equity in earnings of jointly
   owned company                                          11,448        6,460
                                                      ----------   ----------
                                                       4,258,657    3,921,660
                                                      ----------   ----------
Cost and Expenses
   Direct costs of earned
   revenues
      Gas and electric marketing                       3,960,867    3,648,593
      Well services                                       93,766       82,641
      Production                                          28,615       28,049
      Equipment expenses                                   1,521        3,997
      Depreciation/amortization                           12,308       15,279
                                                      ----------   ----------
                                                       4,097,077    3,778,559

General and Administrative                               131,500      112,036
Depreciation                                               4,653        4,134
Interest                                                       0            0
                                                      ----------   ----------
                                                       4,233,230    3,894,729
                                                      ----------   ----------
Net income before income taxes                            25,427       26,931
                                                      ----------   ----------
Income taxes (Note 3)                                          0            0
                                                      ----------   ----------
Net income                                                25,427       26,931

Income per common share                                     .005         .005
                                                      ----------   ----------

See Note to condensed financial statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                      3 Months    3 Months
                                                      Ended       Ended
                                                      March 31,   March 31,
                                                      2000        1999
Cash flow from operating
  activities:
Income (loss) from operations                        $   25,427      $ 26,931

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization                           16,961        19,413
 Provision for losses on
   accounts receivable and inventories                    6,000         6,000
 Gain on sale of property                               (19,851)

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable                                  (426,838)     775,038
   Inventories                                          ( 11,423)     (16,624)
   Prepaid expenses                                        7,415       (9,693)
   Other assets                                         ( 11,448)      10,239
   Accounts payable                                      803,694      168,230
   Other current liabilities                            (  1,378)       6,722
   Deferred revenue                                        3,711        4,702
                                                      ----------    ---------
 Net cash provided by (used in)
   operating activities                                  392,270      990,958
                                                      ----------    ---------
Cash flow from investing
 activities: Capital expenditures                              0      (30,741)
   Proceeds from asset sale                               22,000            0
                                                      ----------   ----------
Net cash used in investing activities                     22,000      (30,741)
                                                      ----------   ----------
Cash flow from financing activities:
   Principal payments on borrowings                            0            0
                                                      ----------   ----------
Net cash (used in) financing activities                        0            0
                                                      ----------   ----------
Increase (Decrease) in cash                              414,270      960,217
Cash at beginning of period                              867,167      877,942
                                                      ----------   ----------
Cash at end of period                                 $1,281,437   $1,838,159
                                                      ----------   ----------

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        MARCH 31, 2000

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended March 31, 2000 and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 2000 and 1999).

3. No federal income tax was due or paid during the periods ending March 31, 2000, and 1999, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

                                   March 31, 2000          December 31, 1999

     Cash in bank                  $  899,544              $  507,161
     Cash restricted for well
       plugging                       381,893                 360,006
                                   ----------              ----------
                                   $1,281,437              $  867,167
                                   ----------              ----------

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


     The Company's segment profit or loss and assets are as follows:

                              Well Services
             Gas & Electric   and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals
March 31,
2000

Revenues
from
external
customers      4,020,177      97,707       100,780         -0-      4,218,664

Intersegment
revenues           -0-         -0-           -0-           -0-          -0-

Other
revenue            -0-         -0-           -0-          39,993       39,993

Depreciation
and
amortization       -0-         8,708         3,600         4,653       16,961

Segment profit    59,310      (6,288)       68,565       (96,160)      25,427

Segment
assets         1,547,765   2,386,414       405,760     1,430,113    5,770,052

Expenditures
for segment
assets             -0-         -0-           -0-           -0-           -0-

March 31,
1999

Revenues
from
external
customers      3,744,164     93,152       72,728         -0-      3,910,044

Intersegment
revenues            -0-        -0-          -0-           -0-          -0-

Other
revenue             -0-        -0-          -0-          11,616       11,616

Depreciation
and
amortization        -0-       10,914        4,365         4,134       19,413

Segment profit     95,571     (4,400)      40,314      (104,554)      26,931

Segment
assets          2,200,583    903,837      635,859     1,155,283    4,895,562

Expenditures
for segment
assets              -0-       30,741        -0-           -0-         30,741

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's four business segments. This activity is reported as "all others"


                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED MARCH 31, 2000

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position increased $414,270 during the quarter ended March 31, 2000. The principal reason was the increase in accounts payable of $803,694 offset by an increase in accounts receivable of $426,838, resulting in a net increase in cash of $376,856. Inventories increased $11,423, or 12%, during the quarter while prepaid expenses decreased $7,415 due to periodic changes to operations. Other assets increased $11,448, the Company's first quarter share of income from a jointly owned company. Long lived assets decreased $25,788 during the quarter due to the write off of a vehicle which was destroyed in an accident. The decrease of $6,678 in the allowance was the net effect of an increase of $16,961 for depreciation charged to operations, offset by a decrease of $23,639, the accumulated depreciation of the disposed vehicle.

Accrued expenses decreased slightly, $1,378, during the quarter and deferred revenue increased $3,711, the amount of earnings on funds held for future plugging costs. Shareholders' equity increased $25,427, the amount of net income for the period.

Earned revenues increased $308,620 for the three month period ended March 31, 2000, over the same three month period in 1999. Gas marketing increased $271,286, or 7%, while electric brokering revenues decreased $16,800. Well services decreased $15,423, or 32%. The Company purchased limited partners' interest in the fourth quarter 1999, and closed the partnerships. This resulted in reduced billing for well tending services. Production and royalties revenue increased $28,052, or 39%, in the first quarter over the previous year because of the above mentioned ownership of partnership wells. Equipment and rental income increased $19,978 due to increased activity in the current quarter. Other income increased $23,389 over the same quarter in 1999. Of this amount, $19,851 was the excess of proceeds received over the net book value of the vehicle involved in the accident.

Cost of revenues increased $318,518 over the similar period in 1999. The increase in gas purchases of $279,266 accounted for most of the difference. Changes in other department costs were minimal. General and administrative expenses increased $19,464, or 17%, over the first quarter 1999. Officers salaries and payroll taxes increased $9,552, insurance costs increased $2,648, and corporate taxes increased $6,115. Office salaries decreased $2,781 while other expenses fluctuated slightly higher.

Net income of $25,427 at March 31, 2000, is a decrease of $1,504 from the same period in 1999. Segmented profit and loss indicates gas and electric marketing decreased $36,261, well services and equipment rental decreased $1,888, oil and gas production increased $28,251 and all other increased $8,394 totaling the difference of $1,504.


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