Form 10QSB
period 2000-06-30
VINEYARD OIL & GAS CO
filed 2000-08-18
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

     Common Stock, No Par Value - 5,125,562.50 shares as of June 30,2000

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                       June 30,   December 31,
                                                       2000        1999
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                  $1,187,257    $507,161
  Accounts receivable                                    3,009,002   3,297,071
  Inventories                                              110,526      97,500
  Prepaid Expenses                                          32,769      32,204
                                                       ----------   ----------
Total Current Assets                                     4,339,554   3,933,936

Property, Plant and Equipment
  Land and land improvements                               193,680     193,680
  Building and improvements                                257,008     257,008
  Oil and gas properties                                 6,817,207   6,804,544
  Drilling and other equipment                           1,280,870   1,231,658
                                                       ----------   ----------
                                                         8,548,765   8,486,890

 Less Accumulated depreciation                          (8,014,494) (8,000,460)
                                                       ----------   ----------
                                                           534,271     486,430
Other Assets

  Cash restricted for well plugging                        403,178     360,006
  Investments                                              165,674     158,226
                                                       ----------   ----------
                                                           568,852     518,232
                                                       ----------   ----------
TOTAL ASSETS                                           $5,442,677   $4,938,598
                                                        ----------   ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $2,733,364   $2,729,620
    Limited Partnerships                                  647,133      279,059
  Accrued expenses                                         23,650       20,822
  Current portion of long term debt                         8,771        -0-
                                                       ----------   ----------
Total Current Liabilities                                3,412,918   3,029,501
Long-term debt-less current portion                         64,827       -0-

Deferred revenue                                           380,336     372,277



Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,125,562.5 shares
  at June 30, 2000, at stated value of $.05              256,278      256,278

Additional paid-in capital                              4,935,430    4,935,430
                                                       ----------   ----------
                                                        5,191,708    5,191,708

Retained earnings (deficit)                            (3,382,192)  (3,429,968)
                                                       ----------   ----------
                                                        1,809,516    1,761,740
Less: cost of 67,944 shares held in treasury             (224,920)    (224,920)
                                                       ----------   ----------
                                                        1,584,596    1,536,820
                                                       ----------   ----------
                                                       $5,442,677   $4,938,598
                                                       ----------   ----------

See notes to condensed financial statements.


                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE SIX MONTHS
                        ENDED June 30, 2000 AND 1999
                          VINEYARD OIL & GAS COMPANY
                                 3 Months    3 Months    6 Months     6 Months
                                 Ended       Ended       Ended        Ended
                                 June 30     June 30     June 30,     June30,
                                 2000        1999        2000         1999
Earned revenues
   Gas and Electric Marketing   $3,706,977  $2,677,820   $7,727,154 $6,421,984
   Well Services                    71,942      85,193      104,083    132,757
   Production and Royalties         88,468      63,767      189,248    136,495
   Equipment rental and
   service income                   33,674      19,532       99,240     65,120
                                 ---------   ---------    ---------  ---------
                                 3,901,061   2,846,312    8,119,725  6,756,356
Other Income
   Gain on casualty                  -0-         -0-         19,851      -0-
   Rent and other income            51,031      23,593       59,725     28,749
   Equity in earnings of jointly
   owned company                    12,837      42,905       24,285     49,365
                                 ---------   ---------    ---------  ---------
                                 3,964,929   2,912,810    8,223,586  6,834,470
                                 ---------   ---------    ---------  ---------
Cost and Expenses
   Direct costs of earned
   revenues
      Gas and electric marketing 3,670,783   2,602,064    7,631,650  6,250,657
      Well services                 88,231      98,869      181,997    181,510
      Production                    39,041      12,723       67,656     40,772
      Equipment expenses             1,499       2,380        3,020      6,377
      Depreciation/amortization     16,058      15,508       28,366     30,787
                                 ---------   ---------    ---------  ---------
                                 3,815,612   2,731,544    7,912,689  6,510,103

General and Administrative         121,430     161,761      252,930    273,797
Depreciation                         4,654       4,134        9,307      8,268
Interest                               884         -0-          884      -0-
                                 ---------   ---------    ---------  ---------
                                 3,942,580   2,897,439    8,175,810  6,792,168
                                 ---------   ---------    ---------  ---------
Net income before income taxes      22,349      15,371       47,776     42,302
                                 ---------   ---------    ---------  ---------
Income taxes (Note 3)                 -0-        -0-          -0-        -0-
                                  --------   ---------    ---------   --------
Net income                           22,349     15,371       47,776     42,302
                                  ---------  ---------    ---------  ---------
Income per common share               .0044       .0030       .0093      .0083
                                  ---------  ---------    ---------  ---------

See Note to condensed financial statements






                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2000 AND 1999

                                   3 Months    3 Months    6 Months    6 Months
                                    Ended       Ended      Ended       Ended
                                    June 30,    June 30,   June 30,    June 30,
                                    2000        1999       2000        1999
Cash flow from operating
  activities:
Income (loss) from operations    $  22,349   $  15,371     $47,776     $42,302
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization      20,712      19,642      37,673      39,055
 Provision for losses on
  accounts receivable and
  inventories                        6,000       6,000      12,000      12,000
 Gain on sale of property            -0-         -0-       (19,851)      -0-

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable             702,907    (264,178)    276,069     510,860
   Inventories                      (1,603)      6,408     (13,026)    (10,216)
   Prepaid expenses                 (7,980)     19,109     (   565)      9,416
   Other assets                      4,000      22,641     ( 7,448)     32,880
   Accounts payable               (431,876)   (442,890)    371,818    (274,660)
   Other current liabilities         4,206     (21,844)      2,828     (15,122)
   Deferred revenue                  4,348       4,644       8,059       9,346
                                 ----------   ---------   ---------   --------
 Net cash provided by (used in)
   operating activities            323,063     (635,097)   715,333     355,861
                                 ----------   ----------   ---------  --------
Cash flow from investing
 activities: Capital expenditures  (87,663)     (8,043)    (87,663)    (38,784)
   Proceeds from asset sale          -0-         -0-        22,000       -0-
                                 ---------    ---------   ---------  ---------
Net cash used in investing         (87,663)     (8,043)    (65,663)    (38,784)
activities                       ---------    ---------   ---------  ---------
Cash flow from financing activities:
   Principal payments on borrowings (1,402)      -0-        (1,402)      -0-
   Borrowings                       75,000                  75,000
                                 ---------    ---------   ---------  ---------
Net cash (used in) financing        73,598       -0-        73,598       -0-
activities                       ---------    ---------   ---------  ---------
Increase (Decrease) in cash        308,998    (643,140)    723,268     317,077
Cash at beginning of period      1,281,437   1,838,159     867,167     877,942
                                 ---------   ---------   ---------  ----------
Cash at end of period           $1,590,435  $1,195,019  $1,590,435  $1,195,019
                                 ---------   ---------   ---------  ----------

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        JUNE 30, 2000

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the six months ended June 30, 2000 and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 2000 and 1999).

3. No federal income tax was due or paid during the periods ending June 30, 2000, and 1999, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

                                     June 30, 2000           December 31, 1999

     Cash in bank                    $1,187,257              $  507,161
     Cash restricted for well
       plugging                         403,178                 360,006
                                     ----------              ----------
                                     $1,590,435              $  867,167
                                     ----------              ----------



5.  Loan payable
                                           June 30,         December 31,
                                                   2000             1999

      Vehicle loan payable in monthly
        installments to April, 2005       $73,598              -0-
      Less current portion                  8,771              -0-
                                         --------
                                           64,827
                                         --------

7.125% loan, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

      Maturities of long term portion are as follows:

                Year ending
                June 30          Principal
                -----------      ---------
                2002             $ 9,415
                2003              10,106
                2004              10,848
                2005              34,458
                                  ------
                                 $64,827

6.   BUSINESS SEGMENT INFORMATION

     Description of the types of products and services from which each reportable segment derives its revenue

     The Company's three reportable business segments are gas marketing, well services and equipment rental and oil and gas production. The Company's gas marketing operation involves marketing gas from local producers and interstate pipeline sources, as well as marketing gas from the Company's managed limited partnerships, and selling that gas to industrial gas users through0 transportation arrangements on intrastate and interstate pipeline systems.

     In the well services and equipment rental operation, the Company rents well service equipment (e.g. for use in water hauling, pipeline installation, and welding) and provides work-over and well tending services for producing wells.

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

     The Company's segment profit or loss and assets are as follows:

                              Well Services
             Gas & Electric   and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals

June 30,
2000

Revenues
from
external
customers      7,727,154     203,323       189,248          -0-     8,119,725

Intersegment
revenues           -0-         -0-           -0-            -0-         -0-

Other
revenue            -0-         -0-           -0-          103,861     103,861

Depreciation
and
amortization       -0-        21,166         7,200          9,307      37,673

Segment profit    95,504      (2,860)      114,392       (159,260)     47,776

Segment
assets         2,781,546     512,433       840,484      1,308,214

Expenditures
for segment
assets             -0-        87,663         -0-            -0-        87,663

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

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others"

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED JUNE 30, 2000

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position increased $723,268 for the six-month period ended June 30,2000. The principal reason was a decrease in accounts receivable of $276,069, and an increase in accounts payable of $371,818, accounting for $647,887 of the total increase. For the three month period ended June 30, 2000, cash increased $308,998. For that period accounts receivable decreased $702,907, while accounts payable decreased $431,876, resulting in a net increase in cash of $271,031. Inventories increased $1,603 for the three month period and $13,026 for the six month period ended June 30, 2000. Prepaid expenses increased $7,980 for the three month period ended June 30,2000 the net result of monthly write downs to insurance expense, offset by prepayment of state corporate taxes. Other assets represent the company's investment in a jointly owned company. The increase of $7,448 for the six months ended June 30,2000 is the net result of the company's six month share of earnings of $24,285 offset by distributions received by the company. Long lived assets showed a net increase of $61,875 for the six month period ending June 30, 2000. This represents additions of $87,663 offset by the write off of a vehicle which was in an accident, of $25,788. The allowance for depreciation increased by $37,673 charged to operations offset by $23,639 which was the accumulated depreciation of the vehicle that was written off. Deferred revenues increased $8,059 for the six month period, the amount of earnings on funds held for future well plugging. Long term debt increased $75,000 for six month period ended June 30, 2000. These funds were used for the purchase of a truck, and will be repaid over a five year period. Shareholders equity increased $47,776, the amount of net income for the six month period ended June 30, 2000.

Comparative results of operations

Total operating revenues for the six month period ended June 30, 2000, increased $1,363,369, or 20%, over the prior year. Of this increase, gas marketing accounted for $1,338,770 while electric brokering income decreased $33,600. Well services decreased $28,674 from the same period in 1999 as a result of reduced well maintenance for limited partnerships. The Company purchased additional limited partnerships at the end of 1999. Consequently, well maintenance billing is reduced in 2000. Production and royalties revenue increased $52,753, or 39%, for the six month period over the prior year's revenue for the same period. This was the result of the Company's having purchased the aforementioned partnerships with gas revenues coming directly to the Company. Equipment and service rental income increased $34,120, or 52%, for the six month period. This was the result of having completed more bid jobs in the current year, especially in the second quarter. Other income increased $25,747 over the similar period ended June 30, 1999. Interest income increased $14,909. Earnings from jointly owned company decreased $25,080 because the 1999 period included a substantial gain on sale of a portion of unused pipeline. Other income for June 30, 2000, includes a legal settlement of $24,517 and a gain on casualty of $19,851.

Direct costs increased $1,402,586, or 22%, over the similar period ending June 30, 1999. Of this increase, gas purchases increased $1,380,993. Well service costs remained substantially the same. Production costs increased $26,884, or 66%, over the same period last year. This was because of the increased number of wells which required tending and maintenance. Equipment expense decreased $3,391 for the six month period ended June 30, 2000, as compared to the same period last year. General and administrative expenses decreased $20,867, or 8%, during this six month period. The largest decrease was $10,826 in office salaries. Corporate taxes decreased $9,132 and insurances decreased $3,391. Depreciation increased slightly, a result of the new computer system purchased in 1999. The borrowing for a 2000 Mack truck resulted in interest expense of $884 at June 30, 2000.

The schedule of business segment information shows segment profit by divisions as segregated for reporting purposes. Marketing profit decreased $75,823 from profit shown at June 30, 1999. Volume increased, and the rates were higher but the profit margin overall was lower than the prior year. Segment profit in 1999 included unreimbursed TBF charges. These charges were not incurred in 2000. Net electric brokering profit decreased $24,024. Marketing salaries increased $43,876 during this six month period. Well services and equipment rental loss for this six month period was $9,689 less than that of June 30, 1999. The decrease in well tending revenues was overcome by the increased profit in equipment rental services. Production profit increased $26,917 due mainly to the increase in company owned well production.

Overall, net income at June 30, 2000, increased $5,474 over the same six month period as last year. This year's net income includes a gain on casualty of $19,851, and a legal settlement of $24,517. The June 30, 1999, net income included a gain on sale of unused portion of pipeline of $44,403.

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