Form 10QSB
period 2000-09-30
VINEYARD OIL & GAS CO
filed 2000-11-15
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

     Common Stock, No Par Value - 5,125,562.50 shares as of Sept. 30,2000

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                     September 30, December 31,
                                                       2000          1999
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                  $1,710,632    $507,161
  Accounts receivable                                    3,064,040   3,297,071
  Inventories                                              109,087      97,500
  Prepaid Expenses                                         152,466     32,204
                                                       ----------   ----------
Total Current Assets                                     5,036,225   3,933,936

Property, Plant and Equipment
  Land and land improvements                               193,680     193,680
  Building and improvements                                257,008     257,008
  Oil and gas properties                                 5,506,436   6,804,544
  Drilling and other equipment                           1,280,870   1,231,658
                                                       ----------   ----------
                                                         7,237,994   8,486,890

 Less Accumulated depreciation                          (6,740,595) (8,000,460)
                                                       ----------   ----------
                                                           497,399     486,430
Other Assets

  Cash restricted for well plugging                        425,070     360,006
  Investments                                              164,990     158,226
                                                       ----------   ----------
                                                           590,060     518,232
                                                       ----------   ----------
TOTAL ASSETS                                           $6,123,684   $4,938,598
                                                        ----------   ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $3,623,923   $2,729,620
    Limited Partnerships                                  467,050      279,059
  Accrued expenses                                         37,278       20,822
  Current portion of long term debt                         8,927        -0-
                                                       ----------   ----------
Total Current Liabilities                                4,137,178   3,029,501
Long-term debt-less current portion                         62,536       -0-

Deferred revenue                                           385,291     372,277
                                                       -----------   ---------
Total Long Term Liabilities                                447,827     372,277

Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,125,562.5 shares
  at Sept. 30, 2000, at stated value of $.05              256,278      256,278

Additional paid-in capital                              4,935,430    4,935,430
                                                       ----------   ----------
                                                        5,191,708    5,191,708

Retained earnings (deficit)                            (3,428,109)  (3,429,968)
                                                       ----------   ----------
                                                        1,763,599    1,761,740
Less: cost of 67,944 shares held in treasury             (224,920)    (224,920)
                                                       ----------   ----------
                                                        1,538,679    1,536,820
                                                       ----------   ----------
                                                       $6,123,684   $4,938,598
                                                       ----------   ----------

See notes to condensed financial statements.


                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2000 AND 1999
                          VINEYARD OIL & GAS COMPANY
                                 3 Months    3 Months    9 Months     9 Months
                                 Ended       Ended       Ended        Ended
                                 Sept. 30    Sept.30     Sept. 30,    Sept.30,
                                 2000        1999        2000         1999
Earned revenues
   Gas and Electric Marketing   $4,077,372  $2,670,909  $11,804,526 $9,092,893
   Well Services                    27,277      38,626      131,360    171,383
   Production and Royalties        115,478      77,187      304,726    213,682
   Equipment rental and
   service income                   15,629      41,870      114,869    106,990
                                 ---------   ---------    ---------  ---------
                                 4,235,756   2,828,592   12,355,481  9,584,948
Other Income
   Gain on deposition of assets      1,000       -0-         20,851      -0-
   Rent and other income            34,194      19,171       93,919     47,920
   Equity in earnings of jointly
   owned company                    13,492      12,094       37,777     61,459
                                 ---------   ---------    ---------  ---------
                                 4,284,442   2,859,857   12,508,028  9,694,327
                                 ---------   ---------    ---------  ---------
Cost and Expenses
   Direct costs of earned
   revenues
      Gas marketing              3,999,098   2,679,767   11,630,748  8,930,424
      Well services                 68,790      74,056      250,787    255,566
      Production                    66,658      11,701      134,314     52,473
      Equipment expenses             1,746         842        4,766      7,219
      Depreciation/amortization     19,556      15,512       47,922     46,299
                                 ---------   ---------    ---------  ---------
                                 4,155,848   2,781,878   12,068,537  9,291,981

General and Administrative         168,556     142,055      421,486    415,852
Depreciation                         4,653       4,134       13,960     12,402
Interest                             1,302         -0-        2,186      -0-
                                 ---------   ---------    ---------  ---------
                                 4,330,359   2,928,067   12,506,169  9,720,235
                                 ---------   ---------    ---------  ---------
Net income (loss) before
   income taxes                    (45,917)    (68,210)       1,859    (25,908)
                                 ---------   ---------    ---------  ---------
Income taxes (Note 3)                 -0-        -0-          -0-        -0-
                                  --------   ---------    ---------   --------
Net income (loss)                  (45,917)    (68,210)      1,859     (25,908)
                                  ---------  ---------    ---------  ---------
Retained Earnings(Deficit)

Beginning of Period            (3,382,192) (3,315,224)  (3,429,968) (3,357,526)
                                ---------   ---------    ---------   ---------
End of Period                  (3,428,109) (3,383,434)  (3,428,109) (3,383,434

Income (loss)per common share       (.009)      (.013)       .0004       (.005)
                                  ---------  ---------    ---------  ---------

See Note to condensed financial statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   3 Months    3 Months   9 Months    9 Months
                                   Ended       Ended      Ended       Ended
                                   Sept. 30    Sept. 30,  Sept. 30,   Sept. 30,
                                   2000        1999       2000        1999
Cash flow from operating
  activities:
Income (loss) from operations      ($ 45,917) ($ 68,210)    $1,859    ($25,908)
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization        24,209     19,646     61,882      58,701
 Provision for losses on
  accounts receivable and
  inventories                         61,000      6,000     73,000      18,000
 Gain on sale of property             (1,000)      -0-     (20,851)       -0-

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable              (116,038) (1,116,780)  160,031    (605,920)
   Inventories                         1,439     (18,857)    (11,587)  (29,073)
   Prepaid expenses                 (119,697)      5,816    (120,262)   15,232
   Other assets                          684     (12,151)    ( 6,764)   20,729
   Accounts payable                  710,476     755,089   1,082,294   480,429
   Other current liabilities          13,628      10,791      16,456    (4,331)
   Deferred revenue                    4,955       4,806      13,014    14,152
                                 ----------   ---------   ---------   --------
 Net cash provided by (used in)
   operating activities              533,739    (413,850)  1,249,072   (57,989)
                                 ----------   ---------- ----------   --------
Cash flow from investing
 activities: Capital expenditures   12,663      (6,455)    (75,000)    (45,239)
   Proceeds from asset sale          1,000       -0-        23,000       -0-
                                 ---------    ---------   ---------  ---------
Net cash used in investing          13,663      (6,455)    (52,000)    (45,239)
activities                       ---------    ---------   ---------  ---------

Cash flow from financing activities:
   Principal payments on borrowings (2,135)      -0-        (3,537)      -0-
   Borrowings                         -0-                   75,000
                                 ---------    ---------   ---------  ---------
Net cash (used in) financing       ( 2,135)      -0-        71,463       -0-
activities                       ---------    ---------   ---------  ---------
Increase (Decrease) in cash        545,267    (420,305)  1,268,535    (103,228)
Cash at beginning of period      1,590,435   1,195,019     867,167     877,942
                                 ---------   ---------   ---------  ----------
Cash at end of period           $2,135,702  $  774,714  $2,135,702  $  774,714
                                 ---------   ---------   ---------  ----------

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        SEPTEMBER 2000

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the nine months ended September 30, 2000, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 2000 and 1999).

3.  No federal income tax was due or paid during the periods ending
September 30, 2000, and 1999, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

     For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturities of three months or less.

    Short term investments consist of money market funds, and are reported at market value, which equals cost.

     The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

Cash paid during the year for:
                                         2000                    1999

          Interest                      3,537                     -0-
          Income Taxes                   -0-                      -0-

                                   September 30, 2000         December 31, 1999

     Cash in bank                    $1,710,632              $  507,161
     Cash restricted for well
       plugging                         425,070                 360,006
                                     ----------              ----------
                                     $2,135,702              $  867,167
                                     ----------              ----------


5.  Loan payable
                                       September 30,       December 31,
                                                   2000             	   1999

      Vehicle loan payable in monthly
        installments to April, 2005       $71,463              -0-
      Less current portion                  8,927              -0-
                                         --------
                                           62,536
                                         --------

7.125% loan, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

      Maturities of long term portion are as follows:

                Year ending
                September 30     Principal
                -----------      ---------
                2002             $ 9,583
                2003              10,286
                2004              11,042
                2005              31,625
                                  ------
                                 $62,536
                                  ------

6. Marketing and production income and expenses are based on information received from a third party. As a result of the untimely manner in which this information is received, the Company has made a significant estimate for the month of September, 2000, to record marketing income and expenses of $1,242,647 and $1,211,908, respectively. The production net income estimate for the month of September, 2000, is $27,804. Due to the actual production and transportation of the gas sales and purchases,the actual results may differ.

7.   BUSINESS SEGMENT INFORMATION

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

     The Company's segment profit or loss and assets are as follows:

                              Well Services
             Gas & Electric   and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals

September 30,
2000

Revenues
from
external
customers     11,804,526     246,229       304,726          -0-    12,355,481

Intersegment
revenues           -0-         -0-           -0-            -0-         -0-

Other
revenue            -0-         -0-           -0-          152,547     152,547

Depreciation
and
amortization       -0-        37,122        10,800         13,960      61,882

Segment profit   173,778     (46,446)      159,612       (285,085)      1,859

Segment
assets         2,738,775     444,878     1,086,262      1,853,769     6,123,684

Expenditures
for segment
assets             -0-        75,000         -0-            -0-        75,000

September 30,
1999

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

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others"

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED SEPTEMBER 30, 2000

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position increased $1,268,535 for the nine-month period and $545,267 for the three month period ended September 30, 2000. The principal reason was a decrease in gross accounts receivable of $160,031, for the nine month period in an addition to an increase of accounts payable of $1,082,294 for the same period, increasing cash by $1,242,325 for the nine month period ended September 30, 2000. For the three month period, the accounts receivable increase of $116,038 was offset by an increase in accounts payable of $710,476 resulting in a net increase of $594,438.

Inventories increased $11,587 for the nine month period and decreased $1,439 for the three month period, reflecting normal activity. Prepaid expenses increased $120,262 and $119,697 for the nine month and for the three month periods, respectively. The principal reason for the increase was $125,520 of prepaid gas in the third quarter. This represents gas which was purchased and will be distributed to customers within the next two months. Other assets represent the company's investment in a jointly owned company. The investment had a net increase of $6,764 for the nine month period. This represents $37,777, the company's share of earnings, and $10,013 of additional investment, offset by $41,026 of distribution received by the Company. Long-lived assets were increased by $75,000, a vehicle for the field services, and decreased by $25,788, the write off of a vehicle which was in an accident. There was an additional write off of $1,298,108 from the long lived assets and the related allowance for depreciation amounts at September 30, 2000. This represents fully depreciated costs of drilling wells, well-site equipment and other original well-site costs of wells which have been sold or plugged. The allowance for depreciation was affected by the above $1,298,108, increased by the depreciation provision of $61,882 for the same month period, and decreased by the $23,639 allowance for the vehicle written off. Deferred revenues increased for the nine month period ended September 30, 2000 by $13,014, the amount earned on funds held for future well plugging. Long term debt increased $71,463 for nine month period; $75,000 used for a truck purchase, offset by principal payments of $3,537 to September 30, 2000.

Comparative results of operations

Total operating revenues increased $2,770,533, or 29%, over the comparable nine month period in 1999, and $1,407,164, or 50%, over the same three month period ended September 30, 1999. Of these totals gas marketing accounted for increases of $2,757,541 or 31% for the nine moth period and $1,418,771 or 54% for the three month period ended September 30,2000 as compared to the same periods in 1999. The principal cause of the increase was a continuing increase in gas prices during the current year. Gas volumes also increased during this period. Well services revenue decreased $25,072 for the nine month period ended September 30, 2000 as compared to 1999. Since purchasing the majority of limited partnerships prior to the current year, the amount of well maintenance services has decreased considerably. Production and royalties revenues increased $91,044 or 43% for the comparable nine month period, and $38,290 for the three month period. The increase is attributable to the prior year purchase of limited partnerships and the increase in gas prices. Equipment rental and service income remained fairly consistent in the two comparable periods. Other income increased $43,168 over this period which included an increase in interest income of $22,863, a result of more favorable interest rates.
Earnings from jointly owned company decreased $23,682 due mainly because the 1999 period included a substantial gain on sale of a portion of unused pipeline. Other income includes a legal settlement of $24,517 and a gain on disposition of property of $20,851.

Direct costs increased $2,776,556, or 30%, over the nine-month period and $1,417,892 or 47% over the three-month period ended September 30, 2000 over the same periods in 1999. These are comparable to the increases in revenues explained above. The majority of this increase is due to gas purchases.
For the nine month period, gas purchases increased $2,654,324 or 30% over the nine month period and $1,297,166 or 49% over the three month period ended September 30, 2000, over 1999. The only other significant change in direct costs was an increase in production costs of $81,841 for the nine month period and $54,957 for the three month period over the previous year. Of these production costs well related expenses increased $67,467 over the same nine month period in the previous year. The company implemented a well renovation plan in an attempt to improve gas production. The majority of the increase was attributable to this effort.

Overall, general and administrative expenses remained comparable to the nine month total of 1999, but the three month period increased $26,501 over the same period last year. Certain expenses decreased from 1999 but there was an additional charge to bad debt expense at September 30, 2000 of $55,000 to offset account balances of two customers which were deemed un-collectable at the time.

For the month ended September, 2000, marketing and production was estimated as disclosed in Note 6.

The schedule of business segment information shows segment profit by divisions as segregated for reporting purposes. Marketing profit increased $11,309 over the same nine month period in 1999. Of this total, gas profit on gas marketing increased $113,217 but was offset by a decrease in net electric brokering of $36,281 and an increase in salaries and related costs of $65,627. Well service and equipment rental loss increased $28,225 for the nine month period. This was due to an increased effort to improve company well production which limited outside billing. This decrease in well service and equipment rental revenues was partially offset by the production profit increase of $10,893.

Overall net income increased $27,767 over the same nine month period ended September 30, 1999, but decreased in the third quarter of 2000 from June 30, 2000 by $45,917. This decrease was due mostly to the additional $55,000 charge to bad debt expense as explained previously.

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