Form 10KSB
period 2000-12-31
VINEYARD OIL & GAS CO
filed 2001-04-17
CIK 777582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 Commission File Number: 0-13871

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

State issuer's revenues for its most recent fiscal year:  $21,437,092

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

TABLE OF CONTENTS

ITEM                                                             PAGE

PART I

1.BUSINESS                                                         2

2.PROPERTIES                                                       5

3.LEGAL PROCEEDINGS                                                9

4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              9

PART II

5.MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
STOCK-HOLDER MATTERS                                              10

6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATION                                          10

7.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     12

8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE                                          12

PART III

9.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              13

10.EXECUTIVE COMPENSATION                                         14

11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT                                                        15

12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 16

PART IV

13.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
FORM 8-K                                                           17

SIGNATURES                                                         18

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES                        19

INDEX OF EXHIBITS                                                  43

PART I

ITEM 1.BUSINESS

General Development of Business

Originally, Vineyard obtained oil/gas leases and developed those leaseholds into oil & gas production properties for its own account and on behalf of Limited Partners.

Over the past thirteen years, Vineyard Oil & Gas Company has shifted its primary business objectives towards the marketing of natural gas. Although remaining in the oil and gas production business, the 'gas marketing' segment of the company has become the dominant factor of the company's financial progress.


As a result of the company's original mission, several related 'profit centers' were established to service the company's oil & gas production, as well as unrelated third parties. Well Service, Equipment Rental, Pipeline Transmission and, Gas and Electricity Marketing, have all become part of Vineyard's business activities.

At present, Vineyard has no subsidiaries. The company is however, a 45% owner of Northern Pipeline, a Limited Liability Company that gathers and markets gas for third party producers. See investment in jointly owned company in Note D to the financial statements dated December 31, 2000, included in this form 10-KSB.

Vineyard was incorporated under the laws of Pennsylvania in November of 1978. Its principal executive office is at 10299 West Main Road, North East, PA. 16428, with a telephone number of (814) 725-8742.
(e-mail address steve@vogmarketing.com)

Further information concerning the industry segments of the Registrant can be found in Note F, to the financial statements dated December 31, 2000, included in this Form 10-KSB.

NARRATIVE DESCRIPTION OF BUSINESS DURING FISCAL 2000

Exploration and Development Activities

In December 2000, Vineyard formed a joint venture arrangement with another producer and drilled two wells in McKean County, Pennsylvania. The completion of those wells is scheduled for the second quarter of 2001. The Company does plan to explore the possibility for exploration and development of natural gas and oil during the year 2001.

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

Management of Investment Partnerships

As of March 31, 2001, the Company was the General Partner of 4 Limited Partnerships for which it maintained all books, records and annually provided appropriate tax information.

Revenue from Activities

The total revenue contributed by each of the various activities of the Company for the last two fiscal years is set forth in the Income Statement attached to this report.

Sources and Availability of Raw Materials

The Company has drilled two wells since 1987. The equipment the Company possesses from the drilling era is now being used to service wells, to repair wells and to install pipeline(s). Both plastic and steel pipe products are readily available and should continue to be available in 2001.
The Company is cognizant, however, that the oil and gas industry is subject to tremendous flux and a sudden increase in prices could result in shortages.

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

Major Customers

See Related Parties Transactions and Business Segment Information, and
Major Customers and Suppliers contained in Note H to the Financial Statements dated December 31, 2000, included in this Form 10-KSB.

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

Employees

On March 31, 2001, the Company had 13 full-time employees. None of Vineyard's employees are presently represented by a union for collective bargaining purposes.

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

Significant Properties

As of March 31, 2001, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves, including the Company's interest in reserves owned by four Partnerships.

Oil and Gas Reserve Information

See Proved Reserves Table included in Note J (unaudited) to the Financial Statements dated December 31, 2000, included in this Form 10-KSB

Reserves Reported to Other Agencies

Vineyard does not file any estimates of total proved net oil or gas reserves with any other Federal authority or agency, other than the Securities and Exchange Commission on this Form 10-KSB.

Oil and Gas Production

The following table sets forth net quantities of oil and natural gas produced by Vineyard, including its proportional share in production of partnerships, for the years indicated. All production is from wells located in the United States. For further information see Note J to the Financial Statements dated December 31, 2000, included in this Form 10-KSB.

                                        2000           1999
GAS (mcfs)                            123,737        120,857
OIL (barrels)                           3,030          1,089

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.

                                     2000     1999
Average Annual Sales Price
per Unit of Gas (mcf)                $3.97    $2.72

Average Annual Sales Price
per Unit of Oil (barrel)            $29.05   $16.76

Equivalent Average Annual Production Cost
                                     2000     1999

Gas (per mcf)                        $1.28    $2.17
Oil (per barrel)                     $7.68    $6.77

Oil and Gas Wells

The following table sets forth information as of March 31, 2001, regarding the Company's productive oil and gas wells.

                             Gross Wells            Net Wells

Gas Wells                        84                  49.1
Oil Wells                         5                   2.4

Acreage

The following table sets forth information as of March 31, 2001, regarding the Company's developed and undeveloped oil and gas acreage.

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

Drilling Activity

Present Activities

In December 2000, Vineyard formed a joint venture arrangement with another producer and drilled two wells in McKean County, Pennsylvania. The completion of those wells is scheduled for the second quarter of 2001.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings for the Company other than being party to several actions which arise in the normal course of the Company's business. In Management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse affect upon the financial position of the Company.

See Note G to the Financial Statements dated December 31, 2000, included in this Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year 2000.


PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Value of Common Stock

There is no established public trading market for Vineyard's common stock. Vineyard's common stock is traded privately on a sporadic basis principally in the Northwestern Pennsylvania market.

Number of Holders of Common Stock

As of March 31, 2001, the stock ledger of the Registrant indicated that there were 979 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 2000. The Board of Directors does not anticipate paying or declaring a dividend during fiscal 2001 or in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The year 2000 showed a respectable improvement to our net income from one year ago. Our long term planning scheduled 2000 as a year to "get our house in order" and use that existing foundation to grow. So it is particularly pleasing to see the fruits of our labor showing results ahead of schedule.

A concerted effort was placed on our production/well maintenance profit center. Reworking older gas and oil wells, repairing pipelines, staffing changes and strict accountability demonstrated almost immediate gains to gross margin.

As with any business, timing is everything. Spending the efforts needed to triple our oil production and slow our inevitable gas production decline (which actually increased) in time for the energy price "run up" was a combination of good timing and sound planning.

Vineyard's most sophisticated and infamous profit center, marketing, is the clearest example of reconstituting a solid foundation in preparation for growth. Despite economic and regulatory conditions which cut our electric marketing income by 64%, gas marketing through put volume increased almost one BCF (954,600 MCFs). Prearranged compensation expenses dampened gross margin.

Income related to Northern Pipeline, Petrowax Pipeline and interest income, all showed improvement this year. Paying attention to detail and exploiting opportunity within these business segments sustained an existing growth pattern.

Total revenues for our company increased to nearly 21.5 million dollars, gaining 55 percent over 1999. Concurrently, we managed to trim specific general and administrative expenses.

Prospectively, we continue to grow our existing profit centers, keep a judgmental eye upon expenses, and take on new ventures suited to our expertise.

Liquidity and Capital Resources

The cash flow of Vineyard Oil & Gas Company is dependent primarily on gas marketing sales and sales of oil and gas production.

The Company will continue to review the various cost centers in an effort to control and reduce expenses where possible.

Comparative Results of Operations

The total revenues for 2000 increased $7,620,205, or 55%, over 1999. Gas marketing income increased $7,141,534, or 57%. Electric brokering decreased $72,628, or 64%, for the year. The increase in gas marketing was due to a volume increase and a dramatic increase in gas prices in 2000. The decrease in electric brokering is due to a decrease in that activity. Production accounted for most of the balance of increase in total revenues. Production increased $329,642, or 103%, over 1999. Net production increased modestly due to increased production efforts. This, coupled with the large increase in gas prices, accounted for the increase. Well services increased $27,261, or 11%, and equipment rental and service income increased $17,652, or 13%, over 1999. Other income increased $63,671, or 78%, over 1999. Interest income increased $30,296 due to improved banking policies. Gain on sale of assets and casualty loss accounted for $24,667 of the increase. A legal settlement accounted for an increase of $24,517. These were offset by a decrease in other income of $15,809.

Equity in earnings of jointly owned company increased $4,136, or 7%, in 2000. In 1999, operating revenues were $16,731, the balance being the result of the sale of unused pipeline. Consequently, operating income increased $48,539 over 1999.

Direct costs increased $7,330,157, or 55%, over 1999. Gas marketing costs accounted for $6,990,054, or 95%, of the increase. This was due to the increased cost of gas in 2000 and the increased volume of gas purchased. Production costs increased $89,645, or 97%, over 1999. Of this increase, $47,514 was attributable to work done on wells to increase production. Well service and equipment expense costs remained fairly constant.

General and administrative expenses increased $98,407, or 18%, over the prior year. Major differences were increases of $132,645 or write-offs of uncollectible accounts, $8,908 performance bonus, $21,127 of accounting fees and $10,638 directors' fees. Major decreases were state taxes of $30,007, insurance expense, $10,154, attorney fees, $9,492, office salaries and wages including temporary personnel, $20,460.

Net income increased $186,429 over the loss of the previous year. Net gas and electric marketing decreased $41,603 and production net income increased $239,977. Other income increased $63,671 over 1999, as explained above. Well services and equipment rental did not change substantially.

Net current assets at December 31, 2000, increased $322,681 over 1999. Accounts receivable increased $4,043,102 and accounts payable increased $5,220,247 resulting in a net decrease of $1,177,195. Inventories increased slightly by $1,763. Accrued expenses increased $80,885 due to an increase in accrued sales tax of $61,906 and accrual of a performance bonus of $8,908. Prepaid expenses increased $425,890. At December 31, 2000, the company had purchased gas which had not yet been distributed in the amount of $409,628. The comparable amount in 1999 was $10,170. Current portion of long-term debt was $9,087 in 2000 compared to none in 1999. Unrestricted cash increased $1,162,143 at December 31, 2000 over 1999.

Fixed assets showed a decrease of $1,358,841. The major reason for the decrease was the write-off of fully depreciated well and transmission assets of $1,361,134 which were plugged or sold. Additionally, a truck involved in an accident was written off for $25,787. These were offset by an investment in a joint venture of $28,080.

Allowance for depreciation decreased due to the previous paragraph and was offset due to the normal annual charge for depreciation.

Leased property in 2000 represents the acquisition of a truck for $75,000 less allowance for depreciation of $11,250.

Cash restricted for well plugging decreased by $115,587. The amount increased by interest earned for the year and decreased by transfers resulting from a decrease in partnership liability.

Investments represents the company's interest in a jointly owned company. The increase of $15,560 is the result of the company's share of net income for the year of $65,270 and investment of $12,903 offset by distributions to Vineyard of $62,613.

Deferred revenues increased $15,552, which represents interest earned on the escrowed cash amount during the year.

In 2000, the company obtained a truck under a capital lease agreement. The $60,203 represents the long-term portion due at December 31, 2000.

Additional paid in capital increased $40,000, the amount of stock compensation granted.

Net cash provided by operations was $1,069,090. Increases in accounts receivable was offset by increases in accounts payable. This was decreased by investing activities of $91,824 and increased by financing activities of $69,290 resulting in an increase of cash in 2000 over 1999 of $1,046,556.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this is submitted in a separate section of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Gorzynski, Felix and Gloekler, P.C., was retained by the Company for the 2000 audit. There were no disagreements with the auditors on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures for the years ended December 31, 2000, and 1999.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers, and Nominees as of March 31, 2000.

Name                Age

James J. Concilla	   63  Mr. Concilla, founder of the Company, retired as
                         Board Chairman and Company President in April of 2000. Mr. Concilla has been an employee, Director and Officer of the Company since its organization in 1978.
                         Mr. Concilla has a Bachelor or Science degree from Edinboro University and a Master of Degree in Mathematics from the State of Pennsylvania. Mr. Concilla remains an employee on a part-time basis.

Charles L. Valone    69  Mr. Valone is a member of the Wage and Bonus
                         Committee. Mr. Valone has been a director of the Company since its founding. Mr. Valone has owned and operated grape vineyards in North East, since 1948. Mr. Valone was elected to the Board in 1978.

Jeffery L. Buchholz  54  Secretary, Treasurer, Director, and a member of the Audit Committee. Mr. Buchholz holds a Bachelors degree in Business Administration from Lambuth College, Jackson, Tennessee, and a Masters degree in Education from Georgia Southern University, Statesboro, Georgia. Mr. Buchholz, a Director since 1989, and the Secretary/Treasurer since 1990, has been a teacher and Union Officer in the Ripley, New York, school system since 1970.

James J. MacFarlane  38  Mr. MacFarlane has succeeded Mr. Concilla as Board
                         Chairman. He has been a Director since 1993 and also serves as Chairman of the Executive Committee. Mr.
                         MacFarlane holds Bachelor of Science Degree from the University of Pittsburgh at Bradford. Mr. MacFarlane is President of MacTech Mineral Management, Inc. in Bradford, Pennsylvania.

W. Eric Johnson      42  Mr. Johnson is a member of both the Executive and Wage/
                         Bonus Committees. Mr. Johnson was elected to the Board in 1997. Mr. Johnson holds a Bachelor of Science Degree from the University of Dayton.
                         Mr. Johnson has been an stockbroker with Thomas F. White and Company, Inc. Erie, PA since
                         1989.

David H. Stetson     42  Mr. Stetson was elected as a Director in 1998.  Mr.
                         Stetson is a member of both the Audit and Wage/Bonus committee. Mr. Stetson has been President and Co-owner of Stetson Brother's Hardware Store, Inc.
                         in North East, PA., for the past twenty years.

Robert L. Garfield   61  Mr. Garfield was appointed as a Director in August 2000
                         Mr. Garfield is an independent broker of gas and electricity. Previously Mr. Garfield served as Vice-

                         President of Kidder Exploration, Inc. from 1989 until their 1993 sale to National Fuel Resources. Prior to that, Mr. Garfield served as the President of Environ Securities, a subsidiary of Envirogas, Inc. from 1982 to 1989. In addition, Mr. Garfield held several Executive positions with Security Peoples Bank,
                         Erie, Pa from 1969 to 1982. Mr. Garfield has a Bachelor of Science Degree from Grove City College, Grove City, PA.

Current Officers          Title/Office            Year in Which  Term to Expire
 and Directors                                    Service as     at Annual
                                                  Director Began Meeting in

James J. Concilla   Director                      1978             2002
James J. MacFarlane Board Chairman                1993             2001
Jeffery L. Buchholz Director/Secretary/Treasurer  1989             2002
Charles L. Valone   Director                      1978             2001
Stephen B. Millis   President
W. Eric Johnson     Director                      1997             2003
David H Stetson     Director                      1998             2001
Robert L. Garfield  Director                      2000             2003


March 31, 2001 Board Committees and Members

Executive                    Audit                    Wage/Bonus

James J. Macfarlane       Jeffery L. Buchholz         Charles Valone
W. Eric Johnson           James J. Concilla           W. Eric Johnson
Robert L. Garfield        David H. Stetson            David H. Stetson


ITEM 10.  EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain information concerning compensation during fiscal 1998, 1999 and 2000 by the Company to each of the Company's executive officers.

                         Summary Compensation Table

     Name and         Year    Base Salary   Commissions    Bonus    Other
Principal Position              (1)   (2)        (3)        (4) (5) (6) (7) (8)

James J. Concilla     2000      $44,342           0         0          0
President, Chairman   1999      $75,000           0         0          0
of the Board through  1998      $75,000       $61,129       0      $3,000
March 31, 2000

Stephen B. Millis     2000      $79,615           0         0     $46,908
President as of       1999      $65,000           0         0         0
April 1, 2000         1998      $50,970       $88,074       0      $3,000

Jeffery L. Buchholz   2000       $1,042          0          0         0
Secretary/Treasurer   1999       $1,933          0          0         0
                      1998       $2,431          0          0         0

James J. MacFarlane   2000       $4,681          0          0         0
Chairman of Board as
of April 1, 2000

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

(4) No stock bonus was awarded to any directors, executive officers or other employees of the Company during the years 1997 and 1998. In 1999, compensation contracts were negotiated for Mr. Millis and employee Mr. Scott Sampson which include stock bonus awards to be given in the year 2001.

(5) In April, 1995, the Board of Directors established life insurance plans for Mr. Concilla and Mr. Millis, and contributed annually in the amounts as shown.

(6) Mr. Concilla and Mr. Millis are given the use of Company vehicles for Company business and the Company provides Mr. Buchholz, a part-time employee, with personal automobile labor maintenance.

(7) Mr. Millis was paid $38,000 as consideration in his employment contract for a general release and covenant not to compete.

(8) The amount of $8,908 is an accrual on the books for a performance bonus payable to Mr. Millis in 2001. The amount is calculated based on his employment contract.

No officer received any other non-cash compensation during the years ending December 31, 1998, 1999 or 2000, other than health insurance which all full-time employees of the Company are entitled to receive.

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

Directors

Directors are paid $75 for each meeting of the Board of Directors at which the director is present. In addition, directors attending committee meetings are also each paid $75 per meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of March 31, 2001 concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.

Name and Address               Number of Shares (1)(2)  Percentage of Class
James J. Concilla                307,261.25                       6.0%
20 Blaine Street
North East, PA  16428

Charles L. Valone                142,000                          2.8%
11217 Old Lake Road
North East, PA  16428

Stephen B. Millis                221,650                          4.3%
11370 Martin Road
North East, PA  16428

Jeffery L. Buchholz               16,842.5                         .33%
149 Orchard Beach Park
North East, PA  16428

W. Eric Johnson                   38,345.63                        .7%
830 Compass Drive
Erie, PA  16505

David H. Stetson                  81,475.5                        1.6%
9916 East Lake Road
North East, PA.  16428

All Officers and Directors
as a group (6 individuals)       807,574.88                       15.8%

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



Jeffery L. Buchholz       Secretary/Treasurer, Director
JEFFERY L. BUCHHOLZ



/s/James J. Concilla         Director
JAMES J. CONCILLA



Charles L. Valone         Director
CHARLES L. VALONE



/s/W. Eric Johnson           Director
W. ERIC JOHNSON



/s/David H. Stetson          Director
DAVID H. STETSON



/s/Robert L. Garfield        Directors
ROBERT L. GARFIELD



/s/Melissa A. Carris         Controller
MELISSA A. CARRIS

                        FORM 10-KSB ITEM 7
                  VINEYARD OIL AND GAS COMPANY
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




1.  Balance Sheet - December 31, 2000

2.  Income Statements - For the Years Ended December 31, 2000 and
    1999

3.  Statements of Shareholders' Equity - For the Years Ended
    December 31, 2000 and 1999

4.  Statements of Cash Flows - For the Years Ended December 31,
    2000 and 1999

5.  Notes to Financial Statements - December 31, 2000

                   Independent Auditors' Report


Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania


    We have audited the accompanying balance sheet of Vineyard Oil and Gas Company as of December 31, 2000, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



                              Gorzynski, Felix and Gloekler, P.C.


April 2, 2001
North East, Pennsylvania

                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 2000


ASSETS
 Current Assets
   Cash                                                      $  1,669,304
   Accounts receivable, less allowance for
    doubtful accounts of $287,255                               7,340,173
   Inventories                                                     99,263
   Prepaid expenses                                               458,094
                                                               __________
     Total current assets                                       9,566,834
                                                               __________
 Property, Plant and Equipment
   Land and land improvements                                     193,680
   Building and improvements                                      257,008
   Oil and gas properties and transmission
    equipment                                                   5,471,491
   Drilling and other equipment                                 1,205,870
                                                               __________
                                                                7,128,049
   Less: accumulated depletion, depreciation and
    amortization                                              ( 6,698,278)
                                                               __________
                                                                  429,771
                                                               __________

 Leased Property
   Capital lease, less accumulated amortization of $11,250         63,750
                                                               __________

 Other Assets
   Cash restricted for well plugging                              244,419
   Investments - at equity                                        173,786
                                                               __________
                                                                  418,205
                                                               __________
                                                             $ 10,478,560
                                                               ==========


See notes to financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable
     Trade                                                   $  8,214,336
     Limited partnerships                                          14,590
   Accrued expenses                                               101,707
   Current portion of obligations under capital leases              9,087
                                                               __________
     Total current liabilities                                  8,339,720
                                                               __________
 Long Term Liabilities
   Obligations under capital leases                                60,203
                                                               __________

 Deferred Revenue                                                 387,829
                                                               __________
 Commitments and Contingencies                                          0
                                                               __________
 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,125,563 shares
    at December 31, 2000, at stated value of $.05                 256,278
   Additional paid-in capital                                   4,975,430
                                                               __________
                                                                5,231,708
 Retained Earnings (Deficit)                                  ( 3,315,980)
                                                               __________
                                                                1,915,728
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)
                                                               __________
                                                                1,690,808
                                                               __________
                                                             $ 10,478,560
                                                               ==========

                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 2000 and 1999


                                                     2000         1999
Earned Revenues
  Gas and electric marketing                     $ 20,142,497 $ 12,964,654
  Well services                                       276,889      249,628
  Production and royalties                            648,785      319,143
  Equipment rental and service income                 158,657      141,005
                                                   __________   __________
                                                   21,226,828   13,674,430

  Other income                                        144,994       81,323
  Equity in earnings of jointly owned
   company                                             65,270       61,134
                                                   __________   __________
                                                   21,437,092   13,816,887
                                                   __________   __________
Costs and Expenses
  Direct costs of earned revenues
    Gas and electric marketing                   $ 19,908,153   12,688,707
    Well services                                     492,491      473,322
    Production                                        182,091       92,446
    Equipment expenses                                  5,551        9,021
    Depreciation and amortization                      75,228       69,861
                                                   __________   __________
                                                   20,663,514   13,333,357

  General and administrative                          637,541      539,134
  Depreciation                                         18,613       16,836
  Interest                                              3,436            0
                                                   __________   __________
                                                   21,323,104   13,889,327
                                                   __________   __________
Net Income (Loss) Before Income Taxes                 113,988  (    72,440)

Income Taxes                                                0            0
                                                   __________   __________
Net Income (Loss)                                $    113,988 $(    72,440)
                                                   ==========   ==========
Basic Earnings (Loss) Per Common Share           $       .022 $(      .014)
                                                   ==========   ==========
Diluted Earnings (Loss) Per Common Share         $       .021 $(      .014)
                                                   ==========   ==========



See notes to financial statements.

                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 2000 and 1999


                                           Capital in    Retained
                                  Common   Excess of     Earnings     Treasury
                                  Stock    Par Value     (Deficit)     Stock
Balance at January 1, 1999       $256,278  $4,935,430  $(3,357,528)  $(224,920)

Net Income (Loss) For the Year          0           0   (   72,440)          0
                                  _______   _________    __________    ________
Balance at December 31, 1999      256,278   4,935,430   (3,429,968)   (224,920)

Capital - Stock Based
 Compensation                           0      40,000            0           0

Net Income (Loss) For the Year          0           0      113,988           0
                                  _______   _________    __________    ________
Balance at December 31, 2000     $256,278  $4,975,430  $(3,315,980)  $(224,920)
                                  =======   =========   ===========    ========


















See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 2000 and 1999

                                                     2000         1999
Operating Activities
  Net income (loss)                              $   113,988    $( 72,440)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depletion, depreciation and amortization          93,841       86,697
    Provision for losses on accounts receivable      197,155       16,400
    (Gain) on disposal of assets                  (   24,667)           0
  Changes in operating assets and liabilities
   providing (using) cash:
    Accounts receivable                           (4,240,257)    (315,030)
    Inventories                                   (    1,764)      74,961
    Prepaid expenses                              (  425,890)    (  2,435)
    Accounts payable                               5,220,247      327,683
    Accrued expenses                                  80,885     ( 24,315)
    Deferred revenue                                  15,552       18,695
                                                   _________      _______
    Net cash provided by (used in)
     operating activities                          1,029,090      110,216
                                                   _________      _______
Investing Activities
  Purchases of property, plant and equipment      (  103,080)    (148,382)
  Proceeds from sale of equipment                     26,816            0
  Change in investment in jointly-owned
   company                                        (   15,560)      27,391
                                                   _________      _______
    Net cash provided by (used in)
     investing activities                         (   91,824)    (120,991)
                                                   _________      _______
Financing Activities
  Stock issuance - stock based compensation           40,000            0
  Proceeds from capital lease obligations             75,000            0
  Principal payments under capital lease
   obligation                                     (    5,710)           0
                                                   _________      _______
    Net cash provided by (used in)
     financing activities                        $   109,290            0
                                                   _________      _______

Increase (Decrease) in Cash                        1,046,556     ( 10,775)

Cash at Beginning of Year                            867,167      877,942
                                                   _________      _______
Cash at End of Year (Note B)                     $ 1,913,723    $ 867,167
                                                   =========      =======

See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                  Notes to Financial Statements
                        December 31, 2000


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations - Vineyard Oil and Gas Company is a producer and marketer of its own oil and natural gas and gas produced by others. It also transports natural gas and performs well maintenance, service, construction, trucking and other jobs related to the oil and gas industry. The Company is also a marketer of electricity produced by others. Its principal markets are industrial end-users, third party producers and utility companies located mostly in Pennsylvania and New York. Effective in year 2001, the Company will not be suppliers of electricity. Due to the economic conditions and regulations placed on the Company from the Electric Commission, it is not beneficial to the Company.

    Restricted Cash - Restricted cash consists of cash collected from limited partnerships, which is held in escrow in separate bank accounts. A certificate of deposit is required by the state to be maintained to offset future plugging costs. Since these funds will be restricted for a period of more than one year, the assets and any deferred revenue related thereto have been classified as noncurrent items. (See Deferred Revenue.)

    Inventories - Inventories are stated at the lower of cost
(first-in, first-out method) or market. Inventory consists of parts and piping utilized in the Company's oil and gas operations.

    Development Costs of Oil and Gas Properties - The Company follows the successful efforts method of accounting for its oil and gas producing activities as prescribed by SFAS Statement No. 19. Under this method, all costs of production equipment, properties and wells were capitalized and are depleted on the units of production method based on the estimated recoverable oil and gas reserves. Costs of acquiring undeveloped oil and gas leasehold acreage were capitalized. Geological expenses were charged against income as incurred.

    For income tax purposes, tangible costs are depreciated using accelerated tax methods and intangible costs are expensed when incurred.

    Property, Plant and Equipment - Property, plant and equipment is stated on the basis of cost. Expenditures for major additions or betterments are capitalized. Maintenance and repairs are charged to expense as incurred. Differences between amounts received and net carrying value of assets retired or disposed of are included in the income statement. For the years ended December 31, 2000 and 1999, the Company realized net gains on the disposal of assets of $24,667 and $0, respectively. These amounts are reported as other income in these financial statements.

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

    Deferred Revenue - The Company, as general partner, has withheld from prior years' quarterly partnership distributions an estimated fee for future well plugging charges. The plugging fees are recorded as a deferred cost until the actual plugging costs have been incurred by the partnerships. The Company holds in escrow cash collected from the partnerships, plus earnings thereon, designated to cover these future costs. Future collections are contingent upon future revenue distributions and therefore are currently indeterminable. The Company plugged 28 oil and 4 gas wells in 1998 at a cost of $48,000. No wells were plugged in 1999 or 2000. See note G for additional information.

    Income Taxes - The Company provides for taxes based on income as reported in the income statement. Deferred income taxes and deferred tax assets and liabilities are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

    Earnings Per Share - Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding (5,125,563 in 2000 and 1999). Diluted earnings per share take into account the rights to 200,000 common shares as described in note K, which as of December 31, 2000 have not been issued.

    The following schedule summarizes the changes in the number of shares of capital stock:

                                                               Common
                                                               Stock
    Balance at January 1, 1999                                5,125,563
    Issuance of shares                                                0
                                                              _________
    Balance at December 31, 2000 and 1999                     5,125,563
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

    At December 31, 2000, accounts receivable, net of allowance, amounted to $7,340,173.

    At December 31, 2000, the carrying amount of the Company's deposits was $1,913,723 and the bank balance was $2,053,364. Of the bank balance, $273,026 was covered by federal depository insurance, $139,320 was insured under a brokerage firm's umbrella policy, and $1,641,018 was uninsured.

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


NOTE B - CASH FLOW INFORMATION

    For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit and short-term investments with original maturities of three months or less.

    Short term investments consist of money market funds and are reported at market value, which equals cost.

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

    Cash paid during the year for:

                                                         2000           1999
      Interest                                        $  3,436     $        0
      Income taxes                                           0              0

      Noncash financing activities:
        Stock based compensation                        40,000              0

    Cash consists of the following at the end of each year presented:

                                                        2000           1999
    Cash in bank                                    $1,774,403       $611,021
    Short-term investments                             139,320        256,146
                                                     _________        _______
                                                    $1,913,723       $867,167
                                                     =========        =======

    Cash is classified as follows for financial statement reporting purposes:

                                                        2000           1999
    Unrestricted cash                               $1,669,304       $507,161
    Cash restricted for well plugging                  244,419        360,006
                                                     _________        _______
                                                    $1,913,723       $867,167
                                                     =========        =======


NOTE C - INCOME TAXES

    The components of the provision (benefit) for income taxes are:

                                                        2000           1999
    Current
      Federal                                         $      0       $      0
      State                                                  0              0
                                                       _______        _______
                                                             0              0
                                                       _______        _______
    Deferred
      Federal                                                0              0
      State                                                  0              0
      Valuation allowance                                    0              0
                                                       _______        _______
                                                             0              0
                                                       _______        _______
    Total tax provision                               $      0       $      0
                                                       =======        =======

    The tax effects of significant items comprising the net deferred tax asset are as follows:

                                                       2000           1999
    Deferred tax assets:
      Operating loss and tax credit carryforward   $ 1,427,906    $ 1,643,136
      Property and equipment                             2,901          6,090
                                                     _________      _________
    Total deferred tax assets                      $ 1,430,807    $ 1,649,226
    Valuation allowance                             (1,430,807)    (1,649,226)
                                                     _________      _________
    Net deferred tax asset                         $         0    $         0
                                                     =========      =========

    The net increase (decrease) in the valuation allowance was ($218,419) between 2000 and 1999, primarily as a result of expiration of carryforwards.

    A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents Management's best estimate of the amount of deferred tax assets that more likely than not will be realized.

    The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                                       2000           1999
    Statutory rate applied to pre-tax income         $ 23,250       $     0
    State taxes, net of federal tax benefit            11,400             0
    Valuation allowance                               (34,650)            0
                                                      _______        ______
    Provision for income taxes                       $      0       $     0
                                                      =======        ======

    The Company has available at December 31, 2000, unused investment credits and operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                    Unused
                Year of           Investment          Unused Operating
              Expiration            Credits           Loss Carryforward
                 2001              $ 51,467              $        0
                 2002                     0                 675,068
                 2003                     0               1,544,234
                 2004                     0               1,593,565
                 2005                     0                       0
                 2006                     0                 102,646
                 2007                     0                   5,592
                 2008                     0                  51,581
                 2009                     0                       0
                 2010                     0                       0
                 2011                     0                  43,824
                 2012                     0                       0
                 2013                     0                       0
                 2014                     0                  31,840
                                    _______               _________
                                   $ 51,467              $4,048,350
                                    =======               =========

NOTE D - INVESTMENT IN JOINTLY OWNED COMPANY

    The Company owns a 45% interest in Northern Pipeline Company, LLC, which operates a pipeline for the transportation of natural gas and which began operations in July, 1997. This investment is carried at cost, under the equity method, and is adjusted for the Company's proportionate share of undistributed earnings or losses.

    Following is a summary of unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC:

                                                         2000           1999
    Current assets                                    $113,685       $ 58,808
    Property and equipment, net                        519,609        555,820
    Other assets, net                                      618          1,855
                                                       _______        _______
                                                      $633,912       $616,483
                                                       =======        =======
    Current liabilities                               $ 74,287       $ 79,541

    Equity                                             559,625        536,942
                                                       _______        _______
                                                      $633,912       $616,483
                                                       =======        =======
    Sales                                             $294,650       $206,843
                                                       =======        =======
    Net income                                        $145,043       $135,854
                                                       =======        =======

NOTE E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

    Transactions and balances for December 31, 2000 and 1999 are as follows:

                                                         2000           1999
    Well services revenue                            $  60,844       $124,577

    Production and royalties revenue                   530,535        287,871

    Gas marketing revenue                                3,756          5,500
                                                       _______        _______
                                                     $ 595,135       $417,948
                                                       =======        =======
    Accounts receivable                              $ 566,114       $156,224
                                                       =======        =======
    Accounts payable                                 $( 14,590)      $279,059
                                                       =======        =======

2. The Company charges Northern Pipeline, LLC, for equipment rental. It also charges the LLC a monthly management fee.

    Transactions and balances for December 31, 2000 and 1999 are as follows:

                                                         2000           1999
    Equipment rental and service
     income                                           $  9,997       $  2,894

    Other income                                         4,320          5,280
                                                       _______        _______
                                                      $ 14,317       $  8,174
                                                       =======        =======
    Accounts receivable                               $  3,200       $  4,800
                                                       =======        =======
    Accounts payable                                  $ 31,768       $ 34,751
                                                       =======        =======

3. In 1999, the Company purchased various related limited partnerships at a cost of $104,316. In 2000, the Company purchased the remaining interest in a limited partnership at a cost of $1,700. These oil and gas interests are included as property, plant and equipment and are being amortized over their estimated useful lives. No accounts payable balance was due at December 31, 2000.

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

    The Company's segment profit or loss and assets are as follows:


                  Gas and     Well Services
                 Electric     and Equipment  Oil & Gas    a)  All
                 Marketing       Rental      Production    Others     Totals

2000
Revenues from
 external
 customers     $20,142,497     $ 435,546    $  648,785 $         0 $ 21,226,828

Intersegment
 revenues                0             0             0           0            0

Other revenue            0             0             0     210,264      210,264

Depreciation
 and
 amortization            0        45,746        29,482      18,613       93,841

Interest                 0             0             0       3,436        3,436

Segment
 profit (loss)     234,344      (108,242)      437,212  (  449,326)     113,988

Segment
 assets          6,847,426       442,248     1,395,817   1,793,069   10,478,560

Expenditures
 for segment
 assets                  0        75,000        28,080           0      103,080

1999
Revenues from
 external
 customers      12,964,654       390,633       319,143           0   13,674,430

Intersegment
 revenues                0             0             0           0            0

Other revenue            0             0             0     142,457      142,457

Depreciation
 and
 amortization            0        43,806        26,055      16,836       86,697


                 Gas and    Well Services
                Electric    and Equipment   Oil & Gas    a)  All
                Marketing      Rental       Production    Others        Totals


Segment
 profit (loss)  $  275,947     $(135,516)     $200,642 $(  413,513) $(   72,440)

Segment
 assets          3,244,767       405,117       673,910     614,804    4,938,598

Expenditures
 for segment
 assets                  0         9,062         8,956      25,956       43,974

a) Revenue from segments below quantitative thresholds are attributable to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others".


NOTE G - COMMITMENTS AND CONTINGENCIES

1.  Well-Plugging

    All except four of the limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs. (See Note A.) Upon closing of the partnerships, the Company will now assume all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 2000, the wells transferred to the Company from these partnerships continued to produce oil and gas. Also, as of December 31, 2000, the Company owned 159 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

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

    Lastly, future explorations may discover formations deeper than those existing, and non-producing wells may be deepened to access them. For these reasons, no well-plugging liability relating to gas wells owned directly by the Company, or in which the Company has an interest as a general partner, has been recorded as of December 31, 2000. Contingent upon the quantity of wells which would revert to landowners and based on the average cost to currently plug wells, the well plugging liability could range from zero to one million, two hundred thousand dollars.

2.  Other

    The Company is also a party to several actions which arise in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.

3.  Joint Venture

    In September 2000, the Company entered into a joint venture agreement with another company in order to develop two wells under the agreement, Vineyard is obligated for 50% of the completion costs. Vineyard is also liable for 50% of the plugging and site restoration costs. The costs to complete the wells could total $200,000. During 2000, the Company expended $26,380 on the venture. The financial statements do not include any provision for the well-plugging costs.


NOTE H - MAJOR CUSTOMERS AND SUPPLIERS

    The Company made a substantial portion of its gas marketing sales to five customers in 2000 and five customers in 1999.
During 2000 and 1999, sales to these customers aggregated approximately $10,961,000 (51%) and $5,167,000 (40%), respectively.
At December 31, 2000 and 1999, amounts due from those customers included in trade accounts receivable were approximately $1,428,000 and $1,158,000, respectively.

    The Company purchased approximately $12,800,000 (64%) from eight suppliers and $7,706,000 (61%) from six suppliers of gas for resale, during 2000 and 1999, respectively. At December 31, 2000 and 1999, amounts due to those suppliers included in accounts payable were approximately $3,642,000 and $1,563,000, respectively.


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.

    The estimated fair values of the Company's financial instruments as of December 31, 2000 , are as follows:

                                                    Carrying
                                                     Amount    Fair Value
    Financial assets:
      Cash                                        $1,913,723   $1,913,723
                                                   =========    =========


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

                                                    Gas (MCF)     Oil (BBL)
Proved reserves at December 31, 1998                 768,128        2,742

Production                                          (120,857)      (1,089)

Revisions in previous quantity estimates             285,128        1,184
                                                     _______        _____
Proved reserves at December 31, 1999                 932,399        2,837

Production                                          (123,737)      (3,030)

Revisions in previous quantity estimates              62,275          409
                                                     _______        _____
Proved reserves at December 31, 2000                 870,937          216
                                                     =======        =====

    Capitalized Costs - The Company's net investment in oil and gas producing properties, at December 31, 2000 and 1999 is as follows:

                                                       2000           1999
    Proved oil and gas properties                  $ 5,471,491    $ 6,804,544
    Accumulated depletion, depreciation
     and amortization                               (5,292,797)    (6,624,449)
                                                     _________      _________
                                                   $   178,694    $   180,095
                                                     =========      =========

    Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities - There were no costs incurred in oil and gas property acquisitions, exploration and development activities for the years ended December 31, 2000 and 1999.

    Results of Operations for Oil and Gas Producing Activities - The following summarizes the "Results of Operations for Producing Activities" as defined by SFAS 69, for the years ended December 31, 2000 and 1999. As required, income taxes are included in the results, but were computed under SFAS guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.

                                                        2000           1999
    Revenues                                          $648,785       $319,143
                                                      ________        _______
    Less:
      Production costs                                $182,091       $ 92,446
      Depletion, depreciation
       and amortization                                 29,482         26,055
                                                      ________        _______
                                                      $211,573       $118,501
                                                      ________        _______
                                                      $437,212       $200,642
    Income taxes                                             0              0
                                                      ________        _______
    Results of operations from oil and
     gas producing activities before
     corporate overhead and interest costs            $437,212       $200,642
                                                      ========        =======

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

   Standardized Measure of Discounted Future Net Cash Flows - The following schedule presents estimates of the standardized measure of discounted future net cash flows from the Company's proved reserves. Estimated future cash flows are determined using year-end prices adjusted only for fixed and determinable increases for natural gas provided by contractual agreement. Estimated future production and development costs are based on economic conditions at year end. Future federal income taxes are computed by applying the applicable statutory federal income tax rates to the differences between the future pretax net cash flows and the tax basis of proved oil and gas properties. Future net cash flows from oil and gas production have been discounted at ten percent as required by the SFAS. Therefore, all properties are discounted at the same rate regardless of the attendant risk. The assumptions used to compute the standardized measure are, therefore, those required by the SFAS and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves nor their present worth.

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

                                                       2000           1999
    Future cash inflows                            $ 5,475,000    $ 2,548,000
    Future production costs                         (1,860,000)    (  946,000)
    Future income tax expense                                0              0
                                                     _________      _________
    Future after-tax net cash
     flows                                           3,615,000      1,602,000
    10% annual discount                             (2,040,000)    (  854,000)
                                                     _________      _________
    Standardized measure of
     discounted future net
     cash flows                                    $ 1,575,000    $   748,000
                                                     =========      =========

    Changes in Standardized Measure of Discounted Future Net Cash Flows-SFAS 69 requires a reconciliation which displays the principal sources of changes in the standardized measure of discounted future net cash flows during the year. The Company believes that such a reconciliation may suggest a degree of accuracy that is inappropriate in light of the subjectivity and imprecision of the underlying reserve estimates. The Company cautions users not to infer an unwarranted degree of reliance on the amounts and the reasons for the changes in those standardized measures.

                                                         2000           1999
    Beginning of year                              $   748,000      $ 458,000
                                                     _________        _______
    Changes resulting from:
      Sales of production                           (  648,000)      (319,000)
      Net change in prices
       relating to future
       production                                    1,162,000       (380,000)
      Extensions and discoveries                             0              0
      Revisions in previous
       quantity estimates                              207,000        767,000
      Accretion of discount                             75,000         78,000
      Net change in income taxes                             0              0
      Other                                             31,000        144,000
                                                     _________        _______
      Net increase (decrease)                      $   827,000        290,000
                                                     _________        _______
    End of year                                    $ 1,575,000      $ 748,000
                                                     =========        =======

NOTE K - EMPLOYMENT CONTRACTS

    During 2000, the Company entered into employment contracts with its president expiring April 1, 2002 and a marketing agent expiring May 1, 2002. The contracts provide for base salaries, payments under covenants not to compete, signing bonuses, incentives based on attainment of specified earning goals.

    The signing bonuses consisted of compensation in the form of 200,000 shares of stock in the Company, with each employee receiving 100,000 shares. The Board of Directors established a value per share of $.20. Compensation costs were charged as follows: gas marketing $30,000; and general and administration $10,000.

    The employment contract for the marketing agent also includes a provision which permits the agent to purchase up to 100,000 shares of the Company at $.20 per share should certain earning goals be met. As of December 31, 2000, options for 50,000 shares have gone unexercised and have been forfeited, leaving 50,000 shares available for exercise in 2001, should the financial goals be met.


NOTE L - LETTER OF CREDIT

    At December 31, 2000, the Company had a $250,000 outstanding letter of credit. The letter is secured by certain real estate owned by the Company.


NOTE M - LEASES

    The Company is the lessee of a Mack CH 613 T/A Tractor under a capital lease expiring in 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 2000.

    Following is a summary of property held under capital leases:

                                                         2000           1999
    Mack CH 613 T/A Tractor                             $ 75,000       $      0

    Less: accumulated amortization (or depreciation)     (11,250)             0
                                                          ______        _______

                                                        $ 63,750       $      0
                                                          ======        =======

    Minimum future lease payments under capital leases as of December 31, 2000 for each of the next five years and in the aggregate are:



              2001                                   $  13,719
              2002                                      13,719
              2003                                      13,719
              2004                                      13,719
              2005                                      29,386
                                                       _______
   Total minimum lease payments                         84,262
   Less: Amount representing interest                 ( 14,972)
                                                       _______
   Present value of net minimum lease payment           69,290
   Less: Current portion                              (  9,087)
                                                       _______
   Long term capital lease obligation                $  60,203
                                                       =======

    Certain capital leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected fair value of the property at the expiration of the lease term. Renewal options are for periods mutually agreed upon with lessor at their fair rental value at time of renewal.

                       FORM 10-KSB ITEM 13
                  VINEYARD OIL AND GAS COMPANY
                             EXHIBITS


Exhibit Number               Document

      11                     Computation of Earnings Per Share

      27                     Financial Data Schedule

                           EXHIBIT NUMBER 11
                   COMPUTATION OF EARNINGS PER SHARE
            For the Years Ended December 31, 2000 and 1999


                                                       2000           1999
Net Income (Loss)                                   $  113,988    $(   72,440)
                                                     =========      =========

Basic Earnings
  Weighted Average Number of Common
   Equivalent Shares Outstanding                     5,125,563      5,125,563
                                                     _________      _________
  Basic Earnings (Loss) Per Common Share            $     .022    $(     .014)
                                                     =========      =========

Diluted
  Weighted Average Number of Common
   Equivalent Shares Outstanding                     5,125,563      5,125,563
  Shares to be Issued for Compensation                 200,000              0
                                                     _________      _________
  Number of Shares for Diluted Calculation           5,325,563      5,125,563
                                                     _________      _________
  Diluted Earnings (Loss) Per Common Share          $     .021    $(     .014)
                                                     =========      =========