Form 10QSB
period 2001-03-31
VINEYARD OIL & GAS CO
filed 2001-07-31
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

     Common Stock, No Par Value - 5,125,562.50 shares as of March. 31,2001

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                     March 31,    December 31,
                                                         2001            2000
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                  $  763,650  $1,669,304
  Accounts receivable                                    8,425,350   7,340,173
  Inventories                                              105,128      99,263
  Prepaid Expenses                                         344,901     458,094
                                                       ----------   ----------
Total Current Assets                                     9,639,029   9,566,834

Property, Plant and Equipment
  Land and land improvements                               193,680     193,680
  Building and improvements                                257,008     257,008
  Oil and gas properties                                 5,471,491   5,471,491
  Drilling and other equipment                           1,220,484   1,205,870
                                                       ----------   ----------
                                                         7,142,663   7,128,049

  Less Accumulated depreciation                         (6,715,652) (6,698,278)
                                                        ----------   ----------
                                                           427,011     429,771
                                                        ----------   ----------
 Leased Property
  Capital lease, less accumulated depreciation              60,000      63,750
                                                         ---------   ----------
Other Assets

  Cash restricted for well plugging                        246,273     244,419
  Investments                                              175,762     173,786
                                                       ----------   ----------
                                                           422,035     418,205
                                                       ----------   ----------
TOTAL ASSETS                                           $10,548,075 $10,478,560
                                                        ----------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $8,077,761   $8,214,336
    Limited Partnerships                                  308,584       14,590
  Accrued expenses                                         63,234      101,707
  Current portion of obligations under capital leases       9,249        9,087
                                                       ----------   ----------



Total Current Liabilities                               8,458,828    8,339,720
Long term liabilities
 Obligations under capital leases                          57,829       60,203
Deferred revenue                                          389,782      387,829
                                                       -----------   ---------
Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,125,562.5 shares
  at March 31, 2001, at stated value of $.05              256,278      256,278

Additional paid-in capital                              4,975,430    4,975,430
                                                       ----------   ----------
                                                        5,231,708    5,231,708

Retained earnings (deficit)                            (3,365,152)  (3,315,980)
                                                       ----------   ----------
                                                        1,866,556    1,915,728
Less: cost of 67,944 shares held in treasury             (224,920)    (224,920)
                                                       ----------   ----------
                                                        1,641,636    1,690,808
                                                       ----------   ----------
                                                      $10,548,075  $10,478,560
                                                       ----------   ----------

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE THREE MONTHS
                        ENDED MARCH 31, 2001 AND 2000
                          VINEYARD OIL & GAS COMPANY
                                                       3 Months    3 Months
                                                       Ended       Ended
                                                       March 31,   March 31,
                                                       2001        2000
Earned revenues
   Gas and Electric Marketing                        $13,043,018   $4,020,177
   Well Services                                           7,120       23,165
   Production and Royalties                              148,467      100,781
   Equipment rental and
   service income                                        103,455       71,847
                                                      ----------   ----------
                                                      13,302,060    4,215,970
Other Income
   Gain on casualty                                            0       19,851
   Rent and other income                                  26,775       11,388
   Equity in earnings of jointly
   owned company                                          27,202       11,448
                                                      ----------   ----------
                                                     $13,356,037   $4,258,657
                                                      ----------   ----------
Cost and Expenses
   Direct costs of earned
   revenues
      Gas and electric marketing                     $13,008,694   $3,960,867
      Well services                                       23,214       23,958
      Production                                          29,045       28,615
      Equipment expenses                                 117,374       71,329
      Depreciation/amortization                           16,471       12,308
                                                      ----------   ----------
                                                      13,194,798    4,097,077

General and Administrative                               204,540      131,500
Depreciation                                               4,653        4,653
Interest                                                   1,218            0
                                                      ----------   ----------
                                                     $13,405,209   $4,233,230
                                                      ----------   ----------
Net income (loss) before income taxes                $   (49,172)  $   25,427
                                                      ----------   ----------
Income taxes (Note 3)                                          0            0
                                                      ----------   ----------
Net income (loss)                                     $  (49,172)  $   25,427

Income (loss) per common share                        $    (.010)  $     .005
                                                      ----------   ----------



See Note to condensed financial statements.
Certain 2000 expenses have been reclassified to conform to 2001 classifications.

                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                      3 Months    3 Months
                                                      Ended       Ended
                                                      March 31,   March 31,
                                                      2001        2000
Cash flow from operating
  activities:
Income (loss) from operations                       $    (49,172)    $ 25,427

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization                            21,124       16,961
 Provision for losses on
   accounts receivable and inventories                    66,000        6,000
 Gain on sale of property                                      0      (19,851)

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable                                 (1,151,178)   (426,838)
   Inventories                                         (    5,865)    (11,423)
   Prepaid expenses                                       113,193       7,415
   Other assets                                        (    1,976)    (11,448)
   Accounts payable                                       157,419     803,694
   Other current liabilities                           (   38,473)     (1,378)
   Deferred revenue                                         1,953       3,711
                                                      ----------    ---------
 Net cash provided by (used in)
   operating activities                                (  886,975)    392,270
                                                      ----------    ---------
Cash flow from investing
 activities: Capital expenditures                      (   14,614)          0
   Proceeds from asset sale                                     0      22,000
                                                      ----------   ----------
Net cash used in investing activities                  (   14,614)     22,000
                                                      ----------   ----------
Cash flow from financing activities:
   Principal payments on borrowings                    (    2,211)          0
                                                      ----------   ----------
Net cash (used in) financing activities                (   2,211)           0
                                                      ----------   ----------
Increase (Decrease) in cash                            ( 903,800)     414,270



Cash at beginning of period                            1,913,723      867,167
                                                      ----------   ----------
Cash at end of period                                 $1,009,923   $1,281,437
                                                      ----------   ----------

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        MARCH 31, 2001

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended March 31, 2001, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 2001 and 2000).

3. No federal income tax was due or paid during the periods ending March 31, 2001, and 2000, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturities of three months or less.

Short term investments consist of money market funds, and are reported at market value, which equals cost.

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

Cash paid during the quarter ending March 31,for:

                                    2001          2000
                                   ------        ------
                Interest            1,218           0
                Income Taxes            0           0
          Cash consists of the following for the periods indicated:

                                    March 31, 2001         December 31, 2000
     Cash in bank                  $  763,650              $1,669,304
     Cash restricted for well
       plugging                       246,273                 244,419
                                   ----------              ----------
                                   $1,009,923              $1,913,723
                                   ----------              ----------

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


     The Company's segment profit or loss and assets are as follows:

                              Well Services
             Gas & Electric   and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals
March 31,
2001

Revenues
from
external
customers     13,043,019     110,575       148,467         -0-     13,302,061

Intersegment
revenues           -0-         -0-           -0-           -0-          -0-

Other
revenue            -0-         -0-           -0-          53,977       53,977

Depreciation
and
amortization       -0-         8,971         7,500         4,653       21,124

Segment profit    34,324     (38,984)      111,922      (156,434)     (49,172)

Segment
assets         7,954,079     552,662     1,079,487       961,847   10,548,075

Expenditures
for segment
assets             -0-        14,614         -0-           -0-         14,614

March 31,
2000

Revenues
from
external
customers      4,020,177     95,012      100,781         -0-      4,215,970

Intersegment
revenues            -0-        -0-          -0-          -0-          -0-

Other
revenue             -0-        -0-          -0-          42,688       42,688

Depreciation
and
amortization         -0-      8,708         3,600         4,653       16,961

Segment profit     59,310     (8,983)      68,566      ( 93,466)      25,427

Segment
assets          1,547,765   2,386,414     405,760     1,430,113    5,770,052

Expenditures
for segment
assets              -0-          -0-        -0-           -0-           -0-

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's four business segments. This activity is reported as "all others"

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED MARCH 31, 2001

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position decreased $903,800 during the quarter ended March 31, 2001. The principal reason was the increase in accounts receivables of $1,151,178, offset by an increase in accounts payable of $157,419, resulting in a net decrease in cash of $993,759.
Prepaid expenses decreased $113,193, increasing cash accordingly. The majority of the decrease was for prepaid gas which was sold in the quarter.
Accrued expenses decreased $38,473 due mainly to payment of sales taxes.
Long lived assets increased $14,614, the cost of a truck, and the allowance for depreciation increased $21,124, the amount of depreciation charged to operations for the quarter. Principal payments on debt were $2,211 for the three month period.

Earned revenues increased $9,086,090 for the three month period ended March 31, 2001, over the same three month period in 2000. Gas marketing revenue increased $9,022,841, accounting for 99.3% of the total increase.
The increased sales price of gas accounted for approximately 50% and new sales accounted for the difference. Well service decreased $16,045 over the same period in the prior year. The decrease was attributable to decreased billings to limited partnerships. Production and royalties increased $47,686, or 47%, in 2001. While VOG's thru production was down, the increased price of gas created the increase in revenue. Equipment rental and service revenue increased by $31,608 due to increased billings on contract jobs. Other income decreased $4,464. In 2000, the Company showed a gain of $19,851 on the loss of a vehicle involved in an accident. Equity in earnings of a jointly owned company increased $15,754 in the three month period over the same period in 2000.

Cost of revenues increased $9,097,721 over the similar period in 2000. Gas purchases accounted for $9,047,827 of this increase. Other cost increases accounted for $49,894. General and administrative expenses increased $73,040 for the three month period. Bad debt expense of $60,000 was reserved for a questionable account beyond normal expenses. Medical insurance of $5,996 and temporary services of $7,485 were the other major items.

Net loss of $49,172 at March 31, 2001, is a decrease of $74,599 from the same period in 2000. The schedule of segment profit and loss by department shows that marketing profit decreased $24,986, well service and equipment rental loss increased $30,001, oil and gas production profit increased $43,356 and other net expenses increased $62,968, totaling the decrease of $74,599.

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