Form 10QSB
period 2001-06-30
VINEYARD OIL & GAS CO
filed 2001-10-12
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

     Common Stock, No Par Value - 5,125,562.50 shares as of June 30,2001

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                       June 30,   December 31,
                                                       2001        2000
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                  $1,105,843  $1,669,304
  Accounts receivable                                    6,433,425   7,340,173
  Inventories                                              110,296      99,263
  Prepaid Expenses                                         410,578     458,094
                                                       -----------  ----------
Total Current Assets                                     8,060,142   9,566,834

Property, Plant and Equipment
  Land and land improvements                               193,680     193,680
  Building and improvements                                257,008     257,008
  Oil and gas properties                                 5,442,478   5,471,491
  Drilling and other equipment                           1,228,130   1,205,870
                                                       -----------  ----------
                                                         7,121,296   7,128,049

 Less Accumulated depreciation                          (6,699,855) (6,698,278)
                                                       -----------  ----------
                                                           421,441     429,771
											-----------  ----------
Leased Property
  Capital lease, less accumulated depreciation		     56,250	  63,750
											-----------  ----------
Other Assets
  Cash restricted for well plugging                        247,851     244,419
  Investments                                              193,815     173,786
                                                       ----------   ----------
                                                           441,666     418,205
                                                       ----------   ----------
TOTAL ASSETS                                           $8,979,499  $10,478,560
                                                        ----------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $6,320,857   $8,214,336
    Limited Partnerships                                  438,593       14,590
  Accrued expenses                                         49,896      101,707
  Current portion of long term debt                         9,415        9,087
                                                       ----------   ----------
Total Current Liabilities                                6,818,761   8,339,720

Long-term liabilities
  Obligations under capital leases                          55,412      60,203

Deferred revenue                                           391,360     387,829
											 ----------  ----------

Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,125,562.5 shares
  at June 30, 2001, at stated value of $.05               256,278      256,278

Additional paid-in capital                              4,975,430    4,975,430
                                                       ----------   ----------
                                                        5,231,708    5,231,708

Retained earnings (deficit)                            (3,292,822)  (3,315,980)
                                                       ----------   ----------
                                                        1,938,886    1,915,728
Less: cost of 67,944 shares held in treasury             (224,920)    (224,920)
                                                       ----------   ----------
                                                        1,713,966    1,690,808
                                                       ----------   ----------
                                                       $8,979,499  $10,478,560
                                                       ----------   ----------

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE SIX MONTHS
                        ENDED June 30, 2001 AND 2000
                          VINEYARD OIL & GAS COMPANY
                                 3 Months    3 Months    6 Months     6 Months
                                 Ended       Ended       Ended        Ended
                                 June 30,    June 30,    June 30,     June30,
                                 2001        2000        2001         2000
Earned revenues
   Gas and Electric Marketing   $7,996,800  $3,706,977  $21,039,818 $7,727,154
   Well Services                     5,870      21,272       12,990     44,437
   Production and Royalties        142,439      88,467      290,906    189,248
   Equipment rental and
   service income                  124,712      82,182      228,167    154,029
                                 ---------   ---------    ---------  ---------
                                 8,269,821   3,898,898   21,571,881  8,114,868
Other Income
   Gain on sale                      1,000       -0-          1,000     19,851
   Rent and other income            15,601      53,194       42,376     64,582
   Equity in earnings of jointly
   owned company                    20,452      12,837       47,654     24,285
                                 ---------   ---------    ---------  ---------
                                 8,306,874   3,964,929   21,662,911  8,223,586
                                 ---------   ---------    ---------  ---------
Cost and Expenses
   Direct costs of earned
   revenues
      Gas and electric marketing 7,768,896   3,670,783   20,777,590  7,631,650
      Well services                 24,470      21,916       47,684     45,874
      Production                    22,829      41,080       51,874     69,695
      Equipment expenses           137,811      65,775      255,185    137,104
      Depreciation/amortization     14,812      16,058       31,283     28,366
                                 ---------   ---------    ---------  ---------
                                 7,968,818   3,815,612   21,163,616  7,912,689

General and Administrative         257,785     121,430      462,325    252,930
Depreciation                         4,654       4,654        9,307      9,307
Interest                             3,287         884        4,505        884
                                 ---------   ---------    ---------  ---------
                                 8,234,544   3,942,580   21,639,753  8,175,810
                                 ---------   ---------    ---------  ---------
Net income before income taxes      72,330      22,349       23,158     47,776
                                 ---------   ---------    ---------  ---------
Income taxes (Note 3)                 -0-        -0-          -0-        -0-
                                  --------   ---------    ---------   --------
Net income                          72,330      22,349       23,158     47,776
                                  ---------  ---------    ---------  ---------
Base earnings per common share        .014        .004         .005       .009
                                  ---------  ---------    ---------  ---------

Diluted Earnings per common share     .014        .004         .005       .009
                                  ---------  ---------    ---------  ---------

See Note to condensed financial statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000

                                   3 Months    3 Months    6 Months    6 Months
                                    Ended       Ended      Ended       Ended
                                    June 30,    June 30,   June 30,    June 30,
                                    2001        2000       2001        2000
Cash flow from operating
  activities:
Income (loss) from operations    $  72,330   $  22,349     $23,158     $47,776
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization      19,466      20,712      40,590      37,673
 Provision for losses on
  accounts receivable and
  inventories                      124,000       6,000     190,000      12,000
 Gain on sale of property           (1,000)      -0-        (1,000)    (19,851)

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable           1,867,926     702,907     716,748     276,069
   Inventories                  (    5,168)   (  1,603) (   11,033)    (13,026)
   Prepaid expenses             (   65,677)   (  7,980)     47,516     (   565)
   Other assets                 (   18,052)      4,000  (   20,028)    ( 7,448)
   Accounts payable             (1,626,896)   (431,876) (1,469,477)    371,818
   Other current liabilities    (   13,338)      4,206  (   51,811)      2,828
   Deferred revenue                  1,578       4,348       3,531       8,059
                                 ----------   ---------   ---------   --------
 Net cash provided by (used in)
   operating activities            355,169     323,063    (531,806)    715,333
                                 ----------   ----------   ---------  --------
Cash flow from investing
 activities: Capital expenditures  (10,146)    (87,663)    (24,760)    (87,663)
   Proceeds from asset sale          1,000       -0-         1,000      22,000
                                 ---------    ---------   ---------  ---------
Net cash used in investing         ( 9,146)    (87,663)    (23,760)    (65,663)
activities                       ---------    ---------   ---------  ---------
Cash flow from financing activities:
   Principal payments on borrowings (2,252)     (1,402)     (4,463)     (1,402)
   Borrowings                        -0-        75,000       -0-        75,000
                                 ---------    ---------   ---------  ---------

Net cash (used in) financing        (2,252)     73,598      (4,463)     73,598
activities                       ---------    ---------   ---------  ---------
Increase (Decrease) in cash        343,771     308,998    (560,029)    723,268
Cash at beginning of period      1,009,923   1,281,437   1,913,723     867,167
                                 ---------   ---------   ---------  ----------
Cash at end of period           $1,353,694  $1,590,435  $1,353,694  $1,590,435
                                 ---------   ---------   ---------  ----------

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        JUNE 30, 2001

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the six months ended June 30, 2001, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,125,562.50 in 2001 and 2000).

3. No federal income tax was due or paid during the periods ending June 30, 2001, and 2000, due to available operating loss carry forwards.

4. Cash is classified as follows for financial statement reporting purposes:

For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturates of three months or less.

		Short-term investments consist of money market funds, and are reported at market value, which equals cost.

		The Company's non-cash investing and financing activities and cash Payments for interest and income taxes were as follows:

		Cash paid during the six month period ending June 30, for:

                                    2001          2000
                                   ------        ------
                Interest            4,505           0
                Income Taxes            0           0

          Cash consists of the following for the periods indicated:

                                     June 30, 2001           December 31, 2000

     Cash in bank                    $1,105,843              $1,669,304
     Cash restricted for well
       plugging                         247,851                 244,419
                                     ----------              ----------
                                     $1,353,694              $1,913,723
                                     ----------              ----------

5. Certain reclassifications were made to the prior year's financial statements to conform to current presentations.

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

     The Company's segment profit or loss and assets are as follows:

                              Well Services
             Gas & Electric   and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals

June 30,
2001

Revenues
from
external
customers     21,039,818     241,157       290,906          -0-    21,571,881

Intersegment
revenues           -0-         -0-           -0-            -0-         -0-

Other
revenue            -0-         -0-           -0-           91,030      91,030

Depreciation
and
amortization       -0-        16,283        15,000          9,307      40,590

Segment profit   262,228     (77,995)      224,032       (385,107)     23,158

Segment
assets         6,045,646     375,695     1,263,205      1,294,953   8,979,499

Expenditures
for segment
assets             -0-        14,615         2,500          7,645      24,760

June 30,
2000

Revenues
from
external
customers       7,727,154    198,466       189,248          -0-     8,114,868

Intersegment
revenues            -0-        -0-          -0-             -0-         -0-

Other
revenue             -0-        -0-          -0-           108,718     108,718

Depreciation
and
amortization        -0-       21,166         7,200          9,307      37,673

Segment profit     95,504    ( 5,678)      112,353       (154,403)     47,776

Segment
assets          2,781,546    512,433       840,484      1,308,214   5,442,677

Expenditures
for segment
assets              -0-       87,663         -0-            -0-        87,663

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others".

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED JUNE 30, 2001

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position decreased $560,029 for the six month period ended June 30,2001, and increased $343,771 for the three month period ended June 30, 2001. The principal reason in both periods was activity in accounts receivable and accounts payable. For the six month period, accounts receivable decreased $716,748, while accounts payable decreased $1,469,477, resulting in a net cash decrease of $752,729 for the period. The non-cash provision for losses on accounts receivable of $190,000 reduced this decrease to $562,729 for the period. For the three month period, accounts receivable decreased $1,867,926 due to collections and accounts payable decreased $1,626,896 due to payments, resulting in a cash increase of $241,030. The provision for losses for the three-month period was $124,000, resulting in a total increase of $365,030 for the three-month period. Other current assets fluctuated slightly during the six-month period. Long lived assets increased $22,260 during the six-month period due to equipment purchases, and decreased $31,513, the cost of the well sold. The allowance for depreciation and amortization increased $40,590, the amount of depreciation and amortization, and was reduced by $31,513, the accumulated allowance for the well sold. Accrued expenses decreased $51,811 for the six month period, due mainly to a decrease in sales tax payable of $58,484. Principal repayments decreased long term debt by $4,463 for the six month period.

Comparative results of operations

Total operating revenues for the six-month period ended June 30, 2001, increased $13,457,013, or 166%, over the prior year. Of this increase, gas marketing accounted for $13,330,706 while electric brokering income decreased $18,042. The increase in gas marketing was due to a large increase in gas prices and a sizable increase in customer base. Well services decreased $31,447, or 71% from the same period in 2000 as a result of decreased services to limited partnerships and outside customers. Production and royalties revenues increased $101,658, or 54% for the six-month period over the prior year's revenue for the same period. The increase was mainly the result of increased selling price of gas. Equipment and service rental income increased $74,138, or 48% over the prior year six-month period. The Company has undertaken a large pipeline replacement project, which resulted in increased billing. Other income decreased $41,057 from the prior year. Equity in earnings of jointly owned Company increased $23,369, and was offset by a decrease in other income resulting from casualty gains and lawsuit settlements of the prior year.

Direct costs increased $13,250,929, or 167%, over the similar period ending June 30, 2000. Gas purchases increased $13,145,940, or 172% during the period. The increase was due to increased volumes purchased and increased gas prices. Well service costs remained substantially the same for the two comparative periods. Production costs decreased $17,821 in 2001. The decrease was due mainly to a decrease in pipeline repair costs. Equipment expense increased $118,081 over the prior year. The majority of this increase is directly attributable to the major pipeline replacement project in this year. General and administrative expenses increased $209,395, or 83%, over the same six-month period in 2000. The allowance for uncollectable accounts was increased $178,000 in 2001, over 2000. This was required to offset the possible uncollectability of several large accounts receivable.

The schedule of business segment information shows segment profit by divisions as segregated for reporting purposes. Marketing income increased by $166,724 or 175% over the same period in 2000. Well services and equipment rental income decreased $49,197 in 2001. Maintenance income decreased $31,467, and service rig expenses increased $34,859 in 2001. Production income increased $126,679 over 2000, due mainly to the increase in gas prices. All other activity loss increased $268,824. Of this total, $178,000 was due to the increase in bad debts.

Overall, net income decreased $24,618 from the previous year. Generally, the gains in marketing and production areas were offset by the increase in bad debt provisions in the current year.

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