Form 10QSB/A
period 2001-06-30
VINEYARD OIL & GAS CO
filed 2001-10-15
CIK 777582

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

See Note to condensed financial statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000

                                   3 Months    3 Months    6 Months    6 Months
                                    Ended       Ended      Ended       Ended
                                    June 30,    June 30,   June 30,    June 30,
                                    2001        2000       2001        2000
Cash flow from operating
  activities:
Income (loss) from operations    $  72,330   $  22,349     $23,158     $47,776
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization      19,466      20,712      40,590      37,673
 Provision for losses on
  accounts receivable and
  inventories                      124,000       6,000     190,000      12,000
 Gain on sale of property           (1,000)      -0-        (1,000)    (19,851)

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable           1,867,925     702,907     716,748     276,069
   Inventories                  (    5,168)   (  1,603) (   11,033)    (13,026)
   Prepaid expenses             (   65,677)   (  7,980)     47,516     (   565)
   Other assets                 (   18,053)      4,000  (   20,028)    ( 7,448)
   Accounts payable             (1,626,895)   (431,876) (1,469,477)    371,818
   Other current liabilities    (   13,338)      4,206  (   51,811)      2,828
   Deferred revenue                  1,578       4,348       3,531       8,059
                                 ----------   ---------   ---------   --------
 Net cash provided by (used in)
   operating activities            355,168     323,063    (531,806)    715,333
                                 ----------   ----------   ---------  --------
Cash flow from investing
 activities: Capital expenditures  (10,146)    (87,663)    (24,760)    (87,663)
   Proceeds from asset sale          1,000       -0-         1,000      22,000
                                 ---------    ---------   ---------  ---------
Net cash used in investing         ( 9,146)    (87,663)    (23,760)    (65,663)
activities                       ---------    ---------   ---------  ---------
Cash flow from financing activities:
   Principal payments on borrowings (2,251)     (1,402)     (4,463)     (1,402)
   Borrowings                        -0-        75,000       -0-        75,000
                                 ---------    ---------   ---------  ---------

Net cash (used in) financing        (2,251)     73,598      (4,463)     73,598
activities                       ---------    ---------   ---------  ---------
Increase (Decrease) in cash        343,771     308,998    (560,029)    723,268
Cash at beginning of period      1,009,923   1,281,437   1,913,723     867,167
                                 ---------   ---------   ---------  ----------
Cash at end of period           $1,353,694  $1,590,435  $1,353,694  $1,590,435
                                 ---------   ---------   ---------  ----------

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

		Short-term investments consist of money market funds, and are reported at market value, which equals cost.

		The Company's non-cash investing and financing activities and cash Payments for interest and income taxes were as follows:

		Cash paid during the six month period ending June 30, for:

                                    2001          2000
                                   ------        ------
                Interest            4,505           0
                Income Taxes            0           0

          Cash consists of the following for the periods indicated:

                                     June 30, 2001           December 31, 2000

     Cash in bank                    $1,105,843              $1,669,304
     Cash restricted for well
       plugging                         247,851                 244,419
                                     ----------              ----------
                                     $1,353,694              $1,913,723
                                     ----------              ----------

5. Loan Payable
                                      June 30, 2001          December 31, 2000
      Vehicle loan payable in monthly
        Installments to April , 2005    $ 64,827                $ 69,290
      Less current portion                 9,415                   9,087
                                        --------                --------
                                          55,412                  60,203
                                        --------                --------

7.125% loan, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

      Maturities of long term portion are as follows:

                Year ending
                June 30              Principal
                -----------          ---------
2003   $10,106
2004    10,848
2005    34,458
---------
                                       $55,412
                                     ---------

6. Certain reclassifications were made to the prior year's financial statements to conform to current presentations.

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

Direct costs increased $13,250,927, or 167%, over the similar period ending June 30, 2000. Gas purchases increased $13,145,940, or 172% during the period. The increase was due to increased volumes purchased and increased gas prices. Well service costs remained substantially the same for the two comparative periods. Production costs decreased $17,821 in 2001. The decrease was due mainly to a decrease in pipeline repair costs. Equipment expense increased $118,081 over the prior year. The majority of this increase is directly attributable to the major pipeline replacement project in this year. General and administrative expenses increased $209,395, or 83%, over the same six-month period in 2000. The allowance for uncollectable accounts was increased $178,000 in 2001, over 2000. This was required to offset the possible uncollectability of several large accounts receivable.

The schedule of business segment information shows segment profit by divisions as segregated for reporting purposes. Marketing income increased by $166,724 or 175% over the same period in 2000. Well services and equipment rental income decreased $72,317 in 2001. Maintenance income decreased $31,467, and service rig expenses increased $34,859 in 2001. Production income increased $111,679 over 2000, due mainly to the increase in gas prices. All other activity loss increased $230,704. Of this total, $178,000 was due to the increase in bad debts.

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