Form 10QSB
period 2001-09-30
VINEYARD OIL & GAS CO
filed 2001-12-20
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

     Common Stock, No Par Value - 5,275,562.50 shares as of Sept. 30,2001

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                      September 30,December 31,
                                                       2001        2000
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                  $1,398,785  $1,669,304
  Accounts receivable                                    5,143,511   7,340,173
  Inventories                                              100,512      99,263
  Prepaid Expenses                                          98,211     458,094
                                                       -----------  ----------
Total Current Assets                                     6,741,019   9,566,834

Property, Plant and Equipment
  Land and land improvements                               193,680     193,680
  Building and improvements                                257,008     257,008
  Oil and gas properties                                 5,449,978   5,471,491
  Drilling and other equipment                           1,230,123   1,205,870
                                                       -----------  ----------
                                                         7,130,789   7,128,049

 Less Accumulated depreciation                          (6,715,442) (6,698,278)
                                                       -----------  ----------
                                                           415,347     429,771
											-----------  ----------
Leased Property
  Capital lease, less accumulated depreciation		     52,500	  63,750
											-----------  ----------
Other Assets
  Cash restricted for well plugging                        249,150     244,419
  Investments                                              123,280     173,786
                                                       ----------   ----------
                                                           372,430     418,205
                                                       ----------   ----------
TOTAL ASSETS                                            $7,581,296 $10,478,560
                                                        ----------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                               $4,772,873  $8,214,336
    Limited Partnerships                                   583,359      14,590
  Accrued expenses                                          23,041     101,707
  Current portion of long term debt                          9,583       9,087
                                                        ----------  ----------
Total Current Liabilities                                5,388,856   8,339,720

Long-term liabilities
  Obligations under capital leases                         52,953      60,203

Deferred revenue                                          392,659     387,829
											----------  ----------

Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,275,562.5 shares
  at September 30, 2001, at stated value of $.05          263,778      256,278

Additional paid-in capital                              4,967,930    4,975,430
                                                       ----------   ----------
                                                        5,231,708    5,231,708

Retained earnings (deficit)                            (3,259,960) (3,315,980)
                                                       ----------   ----------
                                                        1,971,748    1,915,728
Less: cost of 67,944 shares held in treasury             (224,920)    (224,920)
                                                       ----------   ----------
                                                        1,746,828    1,690,808
                                                       ----------   ----------
                                                       $7,581,296  $10,478,560
                                                       ----------   ----------

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE NINE MONTHS
                        ENDED September 30, 2001 AND 2000
                          VINEYARD OIL & GAS COMPANY
                                 3 Months    3 Months    9 Months     9 Months
                                 Ended       Ended       Ended        Ended
                                 Sept. 30,   Sept. 30,   Sept. 30,    Sept. 30,
                                 2001        2000        2001         2000
Earned revenues
   Gas and Electric Marketing   $6,336,376  $4,077,372  $27,376,194 $11,804,526
   Well Services                     5,575      18,385       18,565      62,822
   Production and Royalties        118,218     115,478      409,124     304,726
   Equipment rental and
   service income                  188,350      22,001      416,517     176,030
                                 ---------   ---------    ---------   ---------
                                 6,648,519   4,233,236   28,220,400  12,348,104
Other Income
   Gain on sale                          0       1,000        1,000      20,851
   Rent and other income            23,393      36,714       65,769     101,296
   Equity in earnings of jointly
   owned company                    18,109      13,492       65,763      37,777
                                 ---------   ---------    ---------   ---------
                                 6,690,021   4,284,442   28,352,932  12,508,028
                                 ---------   ---------    ---------  ---------
Cost and Expenses
   Direct costs of earned
   revenues
      Gas and electric marketing 6,256,579   3,999,256   27,034,169  11,630,906
      Well services                 20,963      21,777       68,647      67,651
      Production                    59,477      64,619      111,351     134,314
      Equipment expenses           149,122      50,799      404,307     187,903
      Depreciation/amortization     14,202      19,556       45,485      47,922
                                 ---------   ---------    ---------   ---------
                                 6,500,343   4,156,007   27,663,959  12,068,696

General and Administrative         150,279     168,397      612,604     421,327
Depreciation                         5,135       4,653       14,442      13,960
Interest                             1,402       1,302        5,907       2,186
                                 ---------   ---------    ---------   ---------
                                 6,657,159   4,330,359   28,296,912  12,506,169
                                 ---------   ---------   ----------  ----------
Net income before income taxes      32,862     (45,917)      56,020       1,859
                                 ---------   ---------    ---------  ----------
Income taxes (Note 3)                 -0-        -0-          -0-        -0-
                                  --------   ---------    ---------   ---------
Net income                          32,862     (45,917)      56,020       1,859
                                  ---------  ---------    ---------  ----------
Income (loss) per common share        .006       (.009)        .011       .0004
                                  ---------  ---------    ---------  ----------

See notes to condensed financial statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   3 Months    3 Months    9 Months   9 Months
                                    Ended       Ended      Ended      Ended
                                    Sept. 30,   Sept. 30,  Sept. 30,  Sept. 30,
                                    2001        2000       2001       2000
Cash flow from operating
  activities:
Income (loss) from operations    $  32,862   ($ 45,917)    $56,020     $ 1,859
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization      19,337      24,209      59,927      61,882
 Provision for losses on
  accounts receivable and
  inventories                        6,000      61,000     196,000      73,000
 Gain on sale of property                0    (  1,000)     (1,000) (   20,851)

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable           1,283,914    (116,038)  2,000,662     160,031
   Inventories                       9,784       1,439  (    1,249) (   11,587)
   Prepaid expenses                312,367    (119,697)    359,883  (  120,262)
   Other assets                     70,534         684      50,506  (    6,764)
   Accounts payable             (1,403,217)    710,476  (2,872,694)  1,082,294
   Other current liabilities    (   26,855)     13,628  (   78,666)     16,456
   Deferred revenue                  1,299       4,955       4,830      13,014
                                 ----------   ---------   ---------   --------
 Net cash provided by (used in)
   operating activities            306,025     533,739  (  225,781)  1,249,072
                                 ----------   ----------   ---------  --------
Cash flow from investing
 activities: Capital expenditures(   9,493)     12,663  (   34,253) (   75,000)
   Proceeds from asset sale              0       1,000       1,000      23,000
                                 ---------    ---------   ---------  ---------
Net cash used in investing         ( 9,493)     13,663  (   33,253) (   52,000)
activities                       ---------    ---------   ---------  ---------
Cash flow from financing activities:
   Principal payments on borrowings (2,291)     (2,135) (    6,754) (    3,537)
   Borrowings                            0           0           0      75,000
                                 ---------    ---------   ---------  ---------
Net cash (used in) financing        (2,291)     (2,135) (    6,754)     71,463
activities                       ---------    ---------   ---------  ---------

Increase (Decrease) in cash        294,241     545,267 (   265,788)  1,268,535
Cash at beginning of period      1,353,694   1,590,435   1,913,723     867,167
                                 ---------   ---------   ---------  ----------
Cash at end of period           $1,647,935  $2,135,702  $1,647,935  $2,135,702
                                 ---------   ---------   ---------  ----------

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        SEPTEMBER 30, 2001

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the nine months ended September 30, 2001, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,275,562.50 in 2001 and 5,125,562.5 in 2000).

3. No federal income tax was due or paid during the periods ending September 30, 2001, and 2000, due to available operating loss carry forwards.

4. Cash is classified as follows for financial statement reporting purposes:

For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturates of three months or less.

		Short-term investments consist of money market funds, and are reported at market value, which equals cost.

		The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

		Cash paid during the nine month period ending September 30, for:

                                    2001          2000
                                   ------        ------
                Interest            5,907         2,186
                Income Taxes            0             0

          Cash consists of the following for the periods indicated:

                                    September 30, 2001   December 31, 2000

     Cash in bank                    $1,398,785              $1,669,304
     Cash restricted for well
       plugging                         249,150                 244,419
                                     ----------              ----------
                                     $1,647,935              $1,913,723
                                     ----------              ----------

5. Loan Payable
                                     September 30, 2001  December 31, 2000
      Vehicle loan payable in monthly
        Installments to April , 2005    $ 62,536                $ 69,290
      Less current portion                 9,583                   9,087
                                        --------                --------
                                          52,953                  60,203
                                        --------                --------

7.125% loan, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

      Maturities of long term portion are as follows:

                Period ending
                Septembere 30        Principal
                -----------          ---------
2003   $10,286
2004    11,042
2005    31,625
---------
                                       $52,953
                                     ---------

6. Certain reclassifications were made to the prior year's financial statements to conform to current presentations.

7. In July 2001, the Company issued 150,000 shares of $.05 stated value common stock as payment for previously accrued compensation to its president and a marketing agent.

8.   BUSINESS SEGMENT INFORMATION

     Description of the types of products and services from which each reportable segment derives its revenue

     The Company's three reportable business segments are gas marketing, well services and equipment rental, and oil and gas production. The Company's gas marketing operation involves marketing gas from local producers and interstate pipeline sources, as well as marketing gas from the Company's managed limited partnerships, and selling that gas to industrial gas users through transportation arrangements on intrastate and interstate pipeline systems.

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

The Company's segment profit or loss and assets are as follows:

                              Well Services
             Gas & Electric   and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals

September 30,
2001

Revenues
from
external
customers     27,376,194     435,082       409,124          -0-    28,220,400

Intersegment
revenues           -0-         -0-           -0-            -0-         -0-

Other
revenue            -0-         -0-           -0-          132,532     132,532

Depreciation
and
amortization       -0-        22,985        22,500         14,442      59,927

Segment profit   342,025     (60,857)      275,273       (500,421)     56,020

Segment
assets         4,518,541     311,134     1,051,938      1,699,683   7,581,296


Expenditures
for segment
assets             -0-        14,615        10,000          9,638      34,253

September 30,
2000

Revenues
from
external
customers      11,804,526    238,852       304,726          -0-    12,348,104

Intersegment
revenues            -0-        -0-          -0-             -0-         -0-

Other
revenue             -0-        -0-          -0-           159,924     159,924

Depreciation
and
amortization        -0-       37,122        10,800         13,960      61,882

Segment profit    173,620    (53,824)      159,612       (277,549)      1,859

Segment
assets          2,738,775    444,878     1,086,262      1,853,769   6,123,684

Expenditures
for segment
assets              -0-       75,000         -0-            -0-        75,000

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others".

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED SEPTEMBER 30, 2001

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position decreased $265,788 for the nine month period ended September 30,2001, and increased $294,241 for the three month period ended September 30, 2001. For the nine month period, cash provided by operations decreased $225,781. The principal causes were a decrease in accounts payable and current liabilities of $2,951,360 offset by a decrease in accounts receivable of $2,000,662. Prepaid expenses, principally gas, decreased $359,883, increasing cash. Investment decreased $50,506, principally the excess of distributions over earnings of a related company. Cash was increased by operating income of $56,020, increased by non cash items of depreciation of $59,927 and allowance for doubtful accounts of $196,000.
This accounts for $228,362, substantially all of the decrease from operations. For the three month period accounts receivable decreased $1,283,914 and acounts payable decreased $1,403,217 resulting in a net cash decrease of $119,303. This decrease was offset by the decrease in prepaid expenses of $312,367 and the net distributions from a related company of $70,534.

Comparative results of operations

Total operating revenues increased $15,872,296 or 129% over the comparable nine month period in 2000, and $2,415,283, or 57% over the same three month period ended September 30, 2000. Of these totals, gas marketing accounted for the increase of $15,571,668 for the nine month period and $2,259,004 for the three month period ended September 30, 2001, over the previous year. There were several reasons for the large increase. In January 2001, the company added a sizable number of accounts to their customer base. This came at a time when gas prices rose dramatically. This combination along with normal growth, accounted for the increase. Well services decreased for the nine month period by $44,257 from the previous year. Well services for outside customers has been reduced and these services are now being directed to company owned wells. Production and royalty income increased $104,398, or 34% over the same nine month period in 2000. Increased productivity from company owned wells and increased gas prices accounted for the increase. Equipment rental and service income increased $240,487, or 137% for the nine month period and $166,349 for the three month period ended September 30, 2001, over the same periods in 2000. The field service department contracted two large pipeline projects in 2001. The revenue increase reflects the billings for these projects. This large increase is offset by the increase in equipment expense of $216,404 representing materials and other project costs. Rent and other income decreased $35,527, due mainly to a decrease in interest rates affecting the company's interest bearing accounts.

Direct costs increased $15,595,263, or 129%, for the nine month period and $2,344,336, or 56% for the three month period ending September 30, 2001 as compared to 2000. The major increases were in gas marketing, $15,403,263 and $2,257,323, respectfully. As explained in the revenue section, increased gas volmue and gas prices were responsible for this increase. Well service costs remained constant, indicating no substantial change in that department. Production costs did not change substantially during the two comparable nine month periods. Equipment expense were explained above. General and administrative expenses increased $191,277, or 45%, for the nine month period ended September 30, 2001, over the same period in the previous year. Allowance for doubtful accounts increased $123,000 for the nine month period ending September 30, 2001, to offset account balances deemed uncollectible. Group medical expense increased $25,190 due to increased premiums during the period. Other increases included legal fees of $9,067, office wages of $11,740, and state taxes of $9,445.

The schedule of business segment information shows profit by divisions as segregated for reporting purposes. For the comparable nine month periods, marketing profit increased $168,405, well service and equipment rental loss increased $7,033, oil and gas production income increased $115,661, and all other activity loss increased $222,872.

Overall, net income increased $54,161 for the nine month period and $78,779 for the three month period ending September 30, 2001, as compared to the same periods in 2000. Increases in gas marketing and production were offset by increases in general and administrative expenses explained previously.

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