Form 10KSB
period 2001-12-31
VINEYARD OIL & GAS CO
filed 2002-08-08
CIK 777582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 Commission File Number: 0-13871

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

State issuer's revenues for its most recent fiscal year:  $35,364,443

As of December 31, 2001, there were 5,275,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of Vineyard oil & Gas Company (hereinafter referred to as Vineyard, Company, or Registrant) on that date is unknown. The
Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

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

Over the past fourteen years, Vineyard Oil & Gas Company has shifted its primary business objectives towards the marketing of natural gas. Although remaining in the oil and gas production business, the 'gas marketing' segment of the company has become the dominant factor of the company's financial progress.


As a result of the company's original mission, several related 'profit centers' were established to service the company's oil & gas production, as well as unrelated third parties. Well Service, Equipment Rental, Pipeline Transmission and Gas Marketing, have all become part of Vineyard's business activities.

At present, Vineyard has no subsidiaries. The company is however, a 45% owner of Northern Pipeline, a Limited Liability Company that gathers and markets gas for third party producers. See investment in jointly owned company in Note D to the financial statements dated December 31, 2001, included in this form 10-KSB.

Vineyard was incorporated under the laws of Pennsylvania in November of 1978. Its principal executive office is at 10299 West Main Road, North East, PA. 16428, with a telephone number of (814) 725-8742.
(e-mail address steve@vogmarketing.com)

Further information concerning the industry segments of the Registrant can be found in Note F, to the financial statements dated December 31, 2001, included in this Form 10-KSB.

NARRATIVE DESCRIPTION OF BUSINESS DURING FISCAL 2001

Exploration and Development Activities

In December 2000, Vineyard formed a joint venture arrangement with another producer and drilled two wells in McKean County, Pennsylvania. One of those wells has been completed and is producing gas as of the second quarter of 2001. The Company does plan to explore the possibility for exploration and development of natural gas and oil during the year 2002.

The company retains the ability to engage in all phases of drilling and completion of wells, other than the actual drilling.

Operation of Oil and Gas Wells

The Company operates approximately 163 gas wells and 16 oil wells on behalf of itself and Limited Partnerships of which it is also the General Partner, as well as operating approximately 33 wells for third parties. Such operations are primarily in New York and Pennsylvania.

Management of Investment Partnerships

As of December 31, 2001, the Company was the General Partner of 4 Limited Partnerships for which it maintained all books, records and annually provided appropriate tax information.

Revenue from Activities

The total revenue contributed by each of the various activities of the Company for the last two fiscal years is set forth in the Income Statement attached to this report.

Sources and Availability of Raw Materials

The Company has drilled two wells since 1987. The equipment the Company possesses from the drilling era is now being used to service wells, to repair wells and to install pipeline(s). Both plastic and steel pipe products are readily available and should continue to be available in 2002.
The Company is cognizant, however, that the oil and gas industry is subject to tremendous flux and a sudden increase in prices could result in shortages.

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

Major Customers

See Related Parties Transactions and Business Segment Information, and
Major Customers and Suppliers contained in Note H to the Financial Statements dated December 31, 2001, included in this Form 10-KSB.

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

Employees

On December 31, 2001, the Company had 17 full-time employees. None of Vineyard's employees are presently represented by a union for collective bargaining purposes.

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

Significant Properties

As of December 31, 2001, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves, including the Company's interest in reserves owned by four Partnerships.

Oil and Gas Reserve Information

See Proved Reserves Table included in Note J (unaudited) to the Financial Statements dated December 31, 2001, included in this Form 10-KSB

Reserves Reported to Other Agencies

Vineyard does not file any estimates of total proved net oil or gas reserves with any other Federal authority or agency, other than the Securities and Exchange Commission on this Form 10-KSB.

Oil and Gas Production

The following table sets forth net quantities of oil and natural gas produced by Vineyard, including its proportional share in production of partnerships, for the years indicated. All production is from wells located in the United States. For further information see Note J to the Financial Statements dated December 31, 2001, included in this Form 10-KSB.

                                        2001           2000
GAS (mcfs)                            128,327        123,737
OIL (barrels)                           2,433          3,030

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.

                                     2001     2000
Average Annual Sales Price
per Unit of Gas (mcf)                $4.37    $3.97

Average Annual Sales Price
per Unit of Oil (barrel)            $24.19   $29.05

Equivalent Average Annual Production Cost
                                     2001     2000

Gas (per mcf)                        $2.90     $1.28
Oil (per barrel)                     $12.30    $7.68

Oil and Gas Wells

The following table sets forth information as of December 31, 2001, regarding the Company's productive oil and gas wells.

                             Gross Wells            Net Wells

Gas Wells                        84                  49.1
Oil Wells                         5                   2.4

Acreage

The following table sets forth information as of December 31, 2001, regarding the Company's developed and undeveloped oil and gas acreage.

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

Drilling Activity

Present Activities

In December 2000, Vineyard formed a joint venture arrangement with another producer and drilled two wells in McKean County, Pennsylvania. One of those wells has been completed and went into production in April, 2001.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings for the Company other than being party to several actions which arise in the normal course of the Company's business. In Management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse affect upon the financial position of the Company.

See Note G to the Financial Statements dated December 31, 2001, included in this Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Value of Common Stock

There is no established public trading market for Vineyard's common stock. Vineyard's common stock is traded privately on a sporadic basis principally in the Northwestern Pennsylvania market.

Number of Holders of Common Stock

As of December 31, 2001, the stock ledger of the Registrant indicated that there were 975 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 2001. The Board of Directors does not anticipate paying or declaring a dividend during fiscal 2002 or in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our company's growth pattern continues on a positive path. Total revenues increased from 21.5 million dollars, to over 35 million dollars and our 2001 net income increased 11% to $126,200.

While management expected the company's "bottom line" to keep pace with the remarkable improvement of total revenues, we opted for the conservative route of adding to the company's 'bad debt reserve account' and thereby reduce an otherwise stellar year. Vineyard was not paid by two large customers who were provided natural gas in the reported year. Both contracts are currently in litigation and our counsel has expressed a comfortable likelihood of success. However, these two accounts, along with smaller debts, which are outstanding, have combined for an increase on our 'expense side' relative to 2001 by over $166,000 to a total of over $320,000 in current year expense. The resulting negative impact on our reported net income is outweighed by management's cautious tone and committed diligence in pursuing these claims to ultimately improve income in the future.

Our gas marketing business segment margin, for 2001, was $494,567, an increase of $315,016. Remembering that total profit for this segment in the year 2000 was $234,344, management recognizes this year's success as a product of much higher sales volumes and favorable market conditions.

Vineyard's largest producer-client, East Resources, is substantially responsible for our record breaking sales volumes. Continuously adding to our yearly throughput volumes has led to the strength we possess to compete and become a dominant force in the energy marketing business.

This relationship with East Resources has led to an exciting new chapter in Vineyard's continuing corporate life. In May of 2002, East Resources, through an affiliate Sabre Oil & Gas, Inc., became our largest shareholder by purchasing approximately 19% of our outstanding shares from a group that included four of the seven members of our board of directors.

Results from operations in 2001 are good. Equity oil and gas sales were up, pipeline income increased and contracted field work served its two most important functions of fulfilling the company's maintenance needs while keeping our presence known within the Appalachian basin.

Looking forward, management expects to sustain our growth by using the same aggressive strategies tempered with fiscal caution. The common interest held by all shareholders is now held by a new corporate partner; one who brings substantial operational, developmental and economic resources to the Vineyard table.



Liquidity and Capital Resources

The cash flow of Vineyard Oil & Gas Company is dependent primarily on gas marketing sales and sales of oil and gas production.

The Company will continue to review the various cost centers in an effort to control and reduce expenses where possible.

Comparative Results of Operations

The total revenues for 2001 increased $13,927,351, or 64% over 2000. Gas marketing increased $13,812,043, or 69%. The increase in gas marketing was due to a substantial increase in volume of gas sold, and a slight increase in price. Electric brokering ceased in 2001. Production and well services increased slightly, $8,543. A slight increase in gas production coupled with a slight increase in price created an increase of $20,048, offset by a decrease in well services of $11,505, the result of a decrease in outside well tending. Equipment rental and service income increased $158,428, or 44% over 2000. The company completed two major pipeline projects, which accounted for the majority of the increase. Other income decreased $66,677, or 42% from 2000. Of this amount, interest income decreased $45,021, due to the decrease in interest rates for 2001. A decrease in the gain on disposal of fixed assets accounted for $23,667 of the total decrease. Equity in earnings of a jointly owned company increased $15,014 or 23% over 2000. This was due to the company's share of the increased operating income of the jointly owned investment.

Direct costs increased $13,619,458, or 66% over the year 2000. Gas marketing costs increased volume of gas purchased. Production and well service costs increased $645 in 2001. Production cost increases of $3,793 were offset by a decrease in well service costs of $4,438. Equipment expenses increased $142,552, or 35% over 2000. The increase reflects the costs associated with the two pipeline projects in 2001. The decrease in depreciation of $21,209 reflects the aging of depreciable assets.

General and administrative expenses increased $279,962, or 43% over 2000. Write offs of uncollectable accounts increased $166,459, group insurance increased $36,598, payroll and related taxes increased $37,959, and insurance increased $18,228. The company increased state income tax of $13,000 in 2001.

Net income increased $12,212, or 11% over 2000. By reportable segments, marketing gross profit increased $315,174, equipment rental gross profit increased $15,876, and oil and gas production and well services profit increased $30,397, while all others, which include general and administrative expenses, offset by other income, showed an increase in net expense of $349,235. These differences are explained above.

Net working capital at December 31, 2001 increased $24,754 over 2000. While current assets in 2000 exceeded current assets in 2001 by $3,826,737 and current liabilities exceeded 2001 by $3,851,491; the main reason was the high cost and selling price of gas in November and December, 2000. This was reflected mainly in the cash accounts receivable and accounts payable accounts.

Inventories decreased $17,538 or 18%. Prepaid expenses decreased $338,082 from 2000. In 2000, the company had purchased gas, which had not yet been distributed in the amount of $409,628. The comparable amount in 2001 was $69,088.

Fixed assets showed a net increase of $13,119. Purchases of new equipment of $44,634 were offset by write offs of assets sold of $31,515. Allowance for depreciation was increased by the current year provisions of $58,673 and decreased by $31,515 of assets sold.

Leased property in 2001 represents a truck valued at $75,000 less accumulated amortization of $26,250.

Cash restricted for well plugging increased $5,510, interest earned on principal for the year.

Investments represent the company's interest in a jointly owned company. The investment has a net increase of $79,043 over 2000. The account was increased by the company's share of net income of $80,284, and reduced by distributions reserved of $159,327.

Long term receivables of $200,000 represents the estimated balance of certain account receivables whose receipt has been deferred more than one year.

Long term obligations under capital leases decreased by $9,754, the amount of principal payments made during this year of $9,087 and $667 reclassified as current.

Deferred revenues increased $5,734 over 2000. This represents interest earned on the escrowed cash account during the year.

Common stock increased $7,500, representing 150,000 shares at par value of $.05. These shares were recorded in 2000 in additional paid in capital. They were issued in 2001, and the $7,500 value was taken out of paid in capital.

At December 31, 2001, cash decreased $1,381,768 from December 31, 2000. The principal factor was the excess of accounts payable payments over accounts receivable collections. Operations used $1,408,092, investing activities provided $35,411, and financing activities used $9,087.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this is submitted in a separate section of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Gorzynski, Felix and Gloekler, P.C., was retained by the Company for the 2001 audit. There were no disagreements with the auditors on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures for the years ended December 31, 2001, and 2000.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers, and Nominees as of December 31, 2001.

Name                Age

James J. Concilla	   64  Mr. Concilla, founder of the Company, retired as
                         Board Chairman and Company President in April of 2000. Mr. Concilla has been an employee, Director and Officer of the Company since its organization in 1978. Mr. Concilla retired as an employee in May of 2001. Mr. Concilla remains a member of the Executive Committee. Mr. Concilla has a Bachelor of Science Degree from Edinboro University and a Master Degree in Mathematics from the State of Pennsylvania.

Charles L. Valone    70  Mr. Valone has been a director of the Company since
                         its founding. Mr. Valone is a member of the Audit
                         Committee. Mr. Valone has owned and operated grape vineyards in North East, since 1948. Mr. Valone was elected to the Board in 1978. Mr. Valone resigned from the board in July 2002.

Jeffery L. Buchholz  55  Mr. Buchholz has been the Secretary, Treasurer since
                         1980, Director since 1989, a member of the Audit Committee, and the Wage/Bonus Committee. Mr. Buchholz holds a Bachelor of Science Degree in Business Administration from Lambuth College, Jackson, Tennessee, and a Masters Degree in Education from Georgia Southern University, Statesboro, Georgia. Mr. Buchholz, has been a teacher and Union Officer in the Ripley, New York school system since 1970.

James J. MacFarlane  39  Mr. MacFarlane has succeeded Mr. Concilla as Board
                         Chairman. He has been a Director since 1993 and also serves as Chairman of the Executive Committee. Mr.
                         MacFarlane holds Bachelor of Science Degree from the University of Pittsburgh at Bradford. Mr. MacFarlane is President of MacTech Mineral Management, Inc. in Bradford, Pennsylvania.

W. Eric Johnson      43  Mr. Johnson is the Chairman of the Audit Committee
                         and a member of the Executive Committee. Mr. Johnson was elected to the Board in 1997. Mr. Johnson holds a Bachelor of Science Degree from the University of Dayton. Mr. Johnson has been a stockbroker with Acument, Inc. in Erie, PA since 1989.

David H. Stetson     43  Mr. Stetson was elected as a Director in 1998.  Mr.
                         Stetson is a member of the Wage/Bonus Committee.
                         Mr. Stetson has been President and Co-owner of Stetson Brother's Hardware Store, Inc. in North East,
                         PA., for the past twenty years.

Robert L. Garfield   62  Mr. Garfield was appointed as a Director in August
                         2000 Mr. Garfield is a member of the Wage/Bonus
                         Committee. Mr. Garfield is an independent broker of gas and electricity. Previously Mr. Garfield served as Vice-President of Kidder Exploration, Inc. from
                         1989 until their 1993 sale to National Fuel Resources.
                         Prior to that, Mr. Garfield served as the President of Environ Securities, a subsidiary of Envirogas, Inc.
                         from 1982 to 1989. In addition, Mr. Garfield held several Executive positions with Security Peoples
                         Bank, Erie, Pa from 1969 to 1982.  Mr. Garfield has a
                         Bachelor of Science Degree from Grove City College,
                         Grove City, PA.



Current Officers          Title/Office            Year in Which  Term to Expire
 and Directors                                    Service as     at Annual
                                                  Director Began Meeting in

James J. Concilla   Director                      1978             2002
James J. MacFarlane Board Chairman                1993             2004
Jeffery L. Buchholz Director/Secretary/Treasurer  1989             2002
Charles L. Valone   Director                      1978             2004
Stephen B. Millis   President
W. Eric Johnson     Director                      1997             2003
David H Stetson     Director                      1998             2004
Robert L. Garfield  Director                      2000             2003

December 31, 2001 Board Committees and Members

Executive                    Audit                    Wage/Bonus

James J. Macfarlane       W. Eric Johnson             Robert Garfield
W. Eric Johnson           Charles Valone              Jeffery L. Buchholz
James J. Concilla         Jeffery L. Buchholz         David H. Stetson


ITEM 10.  EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain information concerning compensation during fiscal 1999, 2000 and 2001 by the Company to each of the Company's executive officers.

                         Summary Compensation Table

     Name and         Year    Base Salary   Commissions    Bonus        Other
Principal Position              (1)              (2)     (3)(4)(8)    (5)(6)(7)

James J. Concilla     2001      $12,115           0         0           $6627
President, Chairman   2000      $44,342           0         0               0
of the Board through  1999      $75,000           0         0               0
March 31, 2000

Stephen B. Millis     2001      $85,000           0   $10,000              0
President as of       2000      $79,615           0     $6908        $38,000
April 1, 2000         1999      $65,000           0         0              0

Jeffery L. Buchholz   2001       $1,500          0          0              0
Secretary/Treasurer   2000       $1,042          0          0              0
                      1999       $1,933          0          0              0

James J. MacFarlane   2001       $12,000         0          0              0
                      2000       $4,681          0          0              0
Chairman of Board as of April 1, 2000


(1) In May of 2001, Mr. Concilla retired as an employee of the company.

(2) Reflects commissions related to the sale of natural gas

(3) No stock bonus was awarded to any directors, executive officers or other employees of the Company during the year 1999. In 2000, compensation contracts were negotiated for Mr. Millis and employee Mr. Scott Sampson which include stock bonus awards of 100,000 shares each which 50,000 and 100,000, respectively, were paid in the year 2001.

(4) In April 2000, Mr. Millis was given a two year employment contract which stipulated, among other things, a base salary of $85,000 per year.

(5) In April, 1995, the Board of Directors established life insurance plans for Mr. Millis, and contributed annually in the amounts as shown.

(6) Mr. Millis is given the use of Company vehicles for Company business. The company awarded Mr. Concilla a 1996 Ford explorer as part of a severance package in 2001.

(7) Mr. Millis was paid $38,000 as consideration in his employment contract for a general release and covenant not to compete.

(8) The amount of $6,908 is an accrual on the books for a performance bonus payable to Mr. Millis in 2001. In 2001 the accrued bonus is $10,000. The amount is calculated based on his employment contract.

No officer received any other non-cash compensation during the years ending December 31, 1999, 2000 or 2001, other than health insurance which all full-time employees of the Company are entitled to receive.

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

Directors

Directors are paid $150 for each meeting of the Board of Directors at which the director is present. In addition, directors attending committee meetings, or phone meetings, are also each paid $150 per meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of December 31, 2001 concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.


Name and Address               Number of Shares (1)(2)  Percentage of Class
James J. Concilla              307,261.25                       6.0%
20 Blaine Street
North East, PA  16428

Charles L. Valone              142,000                          2.7%
11217 Old Lake Road
North East, PA  16428

Stephen B. Millis              271,650                          5.0%
11370 Martin Road
North East, PA  16428

Jeffery L. Buchholz             16,842.5                         .3%
149 Orchard Beach Park
North East, PA  16428

W. Eric Johnson                 88,345.63                        2.0%
830 Compass Drive
Erie, PA  16505

David H. Stetson                81,487.5                        1.5%
9916 East Lake Road
North East, PA.  16428

All Officers and Directors
as a group (6 individuals)       907,586.88                       17%

NOTE:  Director MacFarlane is not a shareholder.

(1) On May 13, 2002, directors Concilla, Valone, Buchholz and Johnson, sold 100% of there stock position in the company.

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



/s/Robert L. Garfield        Director
ROBERT L. GARFIELD

                        FORM 10-KSB ITEM 7
                  VINEYARD OIL AND GAS COMPANY
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




1.  Balance Sheet - December 31, 2001

2.  Income Statements - For the Years Ended December 31, 2001 and
    2000

3.  Statements of Shareholders' Equity - For the Years Ended
    December 31, 2001 and 2000

4.  Statements of Cash Flows - For the Years Ended December 31,
    2001 and 2000

5.  Notes to Financial Statements - December 31, 2001

                   Independent Auditors' Report


Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania


    We have audited the accompanying balance sheet of Vineyard Oil and Gas Company as of December 31, 2001, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.



                              Gorzynski, Felix and Gloekler, P.C.


June 7, 2002
North East, Pennsylvania

                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 2001


ASSETS
 Current Assets
   Cash                                                      $    282,026
   Accounts receivable, less allowance for
    doubtful accounts of $419,537                               5,256,334
   Inventories                                                     81,725
   Prepaid expenses                                               120,012
                                                               __________
     Total current assets                                       5,740,097
                                                               __________
 Property, Plant and Equipment
   Land and land improvements                                     193,680
   Building and improvements                                      260,087
   Oil and gas properties and transmission
    equipment                                                   5,449,978
   Drilling and other equipment                                 1,237,423
                                                               __________
                                                                7,141,168
   Less: accumulated depletion, depreciation and
    amortization                                              ( 6,725,438)
                                                               __________
                                                                  415,730
                                                               __________

 Leased Property
   Capital lease, less accumulated amortization of $26,250         48,750
                                                               __________

 Other Assets
   Long term trade receivables                                    200,000
   Cash restricted for well plugging                              249,929
   Investments - at equity                                         94,743
                                                               __________
                                                                  544,672
                                                               __________
                                                             $  6,749,249
                                                               ==========


See notes to financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable
     Trade                                                   $  4,206,819
     Limited partnerships                                         177,184
   Accrued expenses                                                94,472
   Current portion of obligations under capital leases              9,754
                                                               __________
     Total current liabilities                                  4,488,229
                                                               __________
 Long Term Liabilities
   Obligations under capital leases                                50,449
                                                               __________

 Deferred Revenue                                                 393,563
                                                               __________
 Commitments and Contingencies                                          0
                                                               __________
 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,275,563 shares
    at December 31, 2001, at stated value of $.05                 263,778
   Additional paid-in capital                                   4,967,930
                                                               __________
                                                                5,231,708
 Retained Earnings (Deficit)                                  ( 3,189,780)
                                                               __________
                                                                2,041,928
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)
                                                               __________
                                                                1,817,008
                                                               __________



                                                             $  6,749,249
                                                               ==========

                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 2001 and 2000


                                                     2001         2000
Earned Revenues
  Gas marketing                                  $ 33,954,540 $ 20,142,497
  Production and well services                        718,172      709,629
  Equipment rental and service income                 519,713      361,285
                                                   __________   __________
                                                   35,192,425   21,213,411

  Other income                                         91,734      158,411
  Equity in earnings of jointly owned
   company                                             80,284       65,270
                                                   __________   __________
                                                   35,364,443   21,437,092
                                                   __________   __________
Costs and Expenses
  Direct costs of earned revenues
    Gas marketing	                               $ 33,405,180   19,908,311
    Production and well services                      268,859      269,504
    Equipment expenses                                544,519      401,967
    Depreciation and amortization                      54,019       75,228
                                                   __________   __________
                                                   34,272,577   20,655,010

  General and administrative                          926,007      646,045
  Depreciation                                         19,654       18,613
  Interest                                              7,005        3,436
                                                   __________   __________
                                                   35,225,243   21,323,104
                                                   __________   __________
Net Income Before Income Taxes                        139,200      113,988

Income Taxes                                           13,000            0
                                                   __________   __________
Net Income                                       $    126,200 $    113,988
                                                   ==========   ==========
Basic Earnings Per Common Share                  $       .024 $       .022
                                                   ==========   ==========
Diluted Earnings Per Common Share                $       .024 $       .021
                                                   ==========   ==========





See notes to financial statements.

                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 2001 and 2000


                                           Capital in    Retained
                                  Common   Excess of     Earnings     Treasury
                                  Stock    Par Value     (Deficit)     Stock
Balance at January 1, 2000       $256,278 $ 4,935,430  $(3,429,968)  $(224,920)

Capital - Stock Based
 Compensation                           0      40,000            0           0

Net Income For the Year                 0           0      113,988           0
                                  _______   _________    __________    ________
Balance at December 31, 2000      256,278   4,975,430   (3,315,980)   (224,920)

Stock Bonuses Awarded               7,500  (    7,500)           0           0

Net Income For the Year                 0           0      126,200           0
                                  _______   _________    __________    ________
Balance at December 31, 2001     $263,778 $ 4,967,930  $(3,189,780)  $(224,920)
                                  =======   =========   ===========   =========
















See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 2001 and 2000

                                                     2001         2000
Operating Activities
  Net income                                     $   126,200   $   113,988
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depletion, depreciation and amortization          73,673        93,841
    Provision for losses on accounts receivable      132,283       197,155
    (Gain) on disposal of assets                  (    1,000)   (   24,667)
  Changes in operating assets and liabilities
   providing (using) cash:
    Accounts receivable                            1,751,556    (4,240,257)
    Inventories                                       17,538    (    1,764)
    Prepaid expenses                                 338,082    (  425,890)
    Accounts payable                              (3,844,923)    5,220,247
    Accrued expenses                              (    7,235)       80,885
    Deferred revenue                                   5,734        15,552
                                                   _________     _________
    Net cash provided by (used in)
     operating activities                         (1,408,092)    1,029,090
                                                   _________     _________
Investing Activities
  Purchases of property, plant and equipment      (   44,632)   (  103,080)
  Proceeds from sale of equipment                      1,000        26,816
  Change in investment in jointly-owned
   company                                            79,043    (   15,560)
                                                   _________     _________
    Net cash provided by (used in)
     investing activities                             35,411    (   91,824)
                                                   _________     _________
Financing Activities
  Stock issuance - stock based compensation                0        40,000
  Proceeds from capital lease obligations                  0        75,000
  Principal payments under capital lease
   obligation                                     (    9,087)   (    5,710)
                                                   _________     _________
    Net cash provided by (used in)
     financing activities                         (    9,087)      109,290
                                                   _________     _________

Increase (Decrease) in Cash                       (1,381,768)    1,046,556

Cash at Beginning of Year                          1,913,723       867,167
                                                   _________     _________
Cash at End of Year (Note B)                     $   531,955   $ 1,913,723
                                                   =========     =========

See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                  Notes to Financial Statements
                        December 31, 2001


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations - Vineyard Oil and Gas Company is a producer and marketer of its own oil and natural gas and gas produced by others. It also transports natural gas and performs well maintenance, service, construction, trucking and other jobs related to the oil and gas industry. During 2000, the Company also marketed electricity produced by others. Effective in 2001, the Company did not market electricity, due to the economic conditions and regulations placed on the Company from the Electric Commission.

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

    Property, Plant and Equipment - Property, plant and equipment is stated on the basis of cost. Expenditures for major additions or betterments are capitalized. Maintenance and repairs are charged to expense as incurred. Differences between amounts received and net carrying value of assets retired or disposed of are included in the income statement. For the years ended December
31, 2001 and 2000, the Company realized net gains on the disposal of assets of $1,000 and $24,667, respectively. These amounts are reported as other income. Depreciation of assets is computed by the straight-line method for financial reporting purposes at rates sufficient to amortize the costs over their estimated useful lives and by accelerated methods for income tax purposes.

    Investments in Limited Partnerships - The Company accounts for its investments in limited partnerships under the proportional consolidation method, which recognizes its share of earnings or losses after the date of acquisition.

    Deferred Revenue - The Company, as general partner, has withheld from prior years' quarterly partnership distributions an estimated fee for future well plugging charges. The plugging fees are recorded as a deferred cost until the actual plugging costs have been incurred by the partnerships. The Company holds in escrow cash collected from the partnerships, plus earnings thereon, designated to cover these future costs. Future collections are contingent upon future revenue distributions and therefore are currently indeterminable. The Company plugged 28 oil and 4 gas wells in 1998 at a cost of $48,000. No wells were plugged in 1999 2000, or 2001. See note G for additional information.

    Income Taxes - The Company provides for taxes based on income as reported in the income statement. Deferred income taxes and deferred tax assets and liabilities are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

    Earnings Per Share - Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding (5,275,563 in 2001 and 5,125,563 in 2000).
Diluted earnings per share take into account the rights to 200,000 common shares as described in note K, which, as of December 31, 2001, 50,000 shares have not been issued.

    The following schedule summarizes the changes in the number of shares of capital stock:

                                                               Common
                                                               Stock
    Balance at January 1, 2001 and 2000                       5,125,563
    Issuance of shares - Year 2001                              150,000
                                                              _________
    Balance at December 31, 2001                              5,275,563
                                                              =========

    Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.

    At December 31, 2001, accounts receivable, net of allowance, amounted to $5,256,334.

    At December 31, 2001, the carrying amount of the Company's deposits was $531,955 and the bank balance was $785,287. Of the bank balance, $254,206 was covered by federal depository insurance, $144,929 was insured under a brokerage firm's umbrella policy, and $386,152 was uninsured.

    Credit risk with respect to trade accounts receivable is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many different Industries, however, many receivables are individually significant.

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

    The most significant estimates related to allowance for uncollectible accounts receivable, inventory obsolescence, depreciation, and oil and gas reserves. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

    Reclassifications - Certain balances have been reclassified for comparative reporting purposes.


NOTE B - CASH FLOW INFORMATION

    For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit and short-term investments with original maturities of three months or less.

    Short term investments consist of money market funds and are reported at market value, which equals cost.

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

    Cash paid during the year for:

                                                         2001           2000
      Interest                                        $  7,005     $    3,436
      Income taxes                                           0              0

      Noncash financing activities:
        Stock based compensation                             0         40,000

    Cash consists of the following at the end of each year presented:

                                                        2001           2000
    Cash in bank                                    $  387,026     $1,774,403
    Short-term investments                             144,929        139,320
                                                     _________      _________
                                                    $  531,955     $1,913,723
                                                     =========      =========

    Cash is classified as follows for financial statement reporting purposes:

                                                        2001           2000
    Unrestricted cash                               $  282,026     $1,669,304
    Cash restricted for well plugging                  249,929        244,419
                                                     _________      _________
                                                    $  531,955     $1,913,723
                                                     =========      =========

NOTE C - INCOME TAXES

    The components of the provision (benefit) for income taxes are:

                                                        2001           2000
    Current
      Federal                                         $      0       $      0
      State                                             13,000              0
                                                       _______        _______
                                                      $ 13,000              0
                                                       _______        _______
    Deferred
      Federal                                                0              0
      State                                                  0              0
      Valuation allowance                                    0              0
                                                       _______        _______
                                                             0              0
                                                       _______        _______
    Total tax provision                               $ 13,000       $      0
                                                       =======        =======

    The tax effects of significant items comprising the net deferred tax asset are as follows:

                                                       2001           2000
    Deferred tax assets:
      Operating loss and tax credit carryforward   $ 1,331,106    $ 1,427,906
      Property and equipment                             3,145          2,901
                                                     _________      _________
    Total deferred tax assets                      $ 1,334,251    $ 1,430,807
    Valuation allowance                             (1,334,251)    (1,430,807)
                                                     _________      _________
    Net deferred tax asset                         $         0    $         0
                                                     =========      =========

    The net increase (decrease) in the valuation allowance was ($96,556) between 2001 and 2000, primarily as a result of expiration of carryforwards.

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

    The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                                       2001           2000
    Statutory rate applied to pre-tax income         $ 32,450       $ 23,250
    State taxes, net of federal tax benefit            13,000         11,400
    Valuation allowance                               (32,450)       (34,650)
                                                      _______        _______
    Provision for income taxes                       $ 13,000       $      0
                                                      =======        =======

    The Company has available at December 31, 2001, unused operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                Year of                               Unused Operating
              Expiration                              Loss Carryforward
                 2002                                    $  675,068
                 2003                                     1,544,234
                 2004                                     1,593,565
                 2005                                             0
                 2006                                       102,646
                 2007                                         5,592
                 2008                                         5,581
                 2009                                             0
                 2010                                             0
                 2011                                        43,824
                 2012                                             0
                 2013                                             0
                 2014                                        31,840
                                                          _________
                                                         $4,002,350
                                                          =========

NOTE D - OTHER ASSETS

1.  Investment in jointly owned company

    The Company owns a 45% interest in Northern Pipeline Company, LLC, which operates a pipeline for the transportation of natural gas and which began operations in July, 1997. This investment is carried at cost, under the equity method, and is adjusted for the Company's proportionate share of undistributed earnings or losses.

    Following is a summary of unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC:

                                                         2001           2000
    Current assets                                    $ 55,073       $113,685
    Property and equipment, net                        440,998        519,609
    Other assets, net                                        0            618
                                                       _______        _______
                                                      $496,071       $633,912
                                                       =======        =======
    Current liabilities                               $ 58,561       $ 74,287
    Equity                                             437,510        559,625
                                                       _______        _______
                                                      $496,071       $633,912
                                                       =======        =======
    Sales                                             $350,826       $294,650
                                                       =======        =======
    Net income                                        $178,410       $145,043
                                                       =======        =======

2. Long term trade receivables - Long term trade receivables represent receivables expected to be collected after December 31, 2002.

NOTE E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

    Transactions and balances for December 31, 2001 and 2000 are as follows:

                                                         2001           2000
    Well services revenue                            $  49,339      $  60,844

    Production and royalties revenue                   496,570        530,535

    Gas marketing revenue                                    0          3,756
                                                       _______        _______
                                                     $ 545,909      $ 595,135
                                                       =======        =======
    Accounts receivable                              $ 127,875      $ 566,114
                                                       =======        =======
    Accounts payable                                 $(177,184)     $( 14,590)
                                                       =======        =======

2. The Company charges Northern Pipeline, LLC, for equipment rental and a monthly management fee. (See Note O.)

    Transactions and balances for December 31, 2001 and 2000 are as follows:

                                                         2001           2000
    Equipment rental and service
     income                                           $      0       $  9,997

    Other income                                         4,320          4,320
                                                       _______        _______
                                                      $  4,320       $ 14,317
                                                       =======        =======
    Accounts receivable                               $  2,400       $  3,200
                                                       =======        =======
    Accounts payable                                  $ 47,829       $ 31,768
                                                       =======        =======

NOTE F - BUSINESS SEGMENT INFORMATION

Description of the types of products and services from which each reportable segment derives its revenue:

    The Company's three reportable business segments are gas marketing, equipment rental, oil and gas production and well services.
The Company's gas marketing operation involves purchasing gas from local producers and interstate pipeline sources, as well as marketing gas from the Company's managed limited partnerships, and reselling that gas to industrial gas users through transportation arrangements on intrastate and interstate pipeline systems.

    In the equipment rental operation, the Company rents well service equipment (e.g. for use in water hauling, pipeline installation, and welding).

    Revenues from oil and gas production operations are primarily derived from working and royalty interests in the sale of oil and gas production and well service operations provide workover and well tending services for producing wells.

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

    The Company's segment profit or loss and assets are as follows:


                                           Oil & Gas
                    Gas      Equipment    Production &  a)  All
                 Marketing    Rental     Well Services     Others     Totals

2001
Revenues from
 external
 customers     $33,954,540   $ 519,713  $    718,172    $       0 $ 35,192,425

Intersegment
 revenues                0           0             0            0            0

Other revenue            0           0             0      172,018      172,018

Depreciation
 and
 amortization            0           0        54,019       19,654       73,673

Interest                 0           0             0        7,005        7,005

Segment
 profit (loss)     549,360    ( 24,806)      395,294     (793,648)     126,200

Segment
 assets          5,361,095      73,519       914,447      400,188    6,749,249

Expenditures
 for segment
 assets                  0           0        31,915       12,719       44,634

2000
Revenues from
 external
 customers      20,142,497     361,285       709,629            0   21,213,411

Intersegment
 revenues                0           0             0            0            0

Other revenue            0           0             0      223,681      223,681

Depreciation
 and
 amortization            0           0        75,228       18,613       93,841



                                           Oil & Gas
                   Gas       Equipment    Production &  a)  All
                Marketing      Rental     Well Services   Others       Totals

Interest        $        0     $       0   $      0    $     3,436  $     3,436

Segment
 profit (loss)     234,186      ( 40,682)   364,897     (  444,413)     113,988

Segment
 assets          6,847,426        83,515  1,754,550      1,793,069   10,478,560

Expenditures
 for segment
 assets                  0             0    103,080              0      103,080

a) Revenue from segments below quantitative thresholds are attributable to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others".

NOTE G - COMMITMENTS AND CONTINGENCIES

1.  Well-Plugging

    All except four of the limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs. (See Note A.) Upon closing of the partnerships, the Company will now assume all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 2001, the wells transferred to the Company from these partnerships continued to produce oil and gas. Also, as of December 31, 2001, the Company owned 159 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

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

    Lastly, future explorations may discover formations deeper than those existing, and non-producing wells may be deepened to access them. For these reasons, no well-plugging liability relating to gas wells owned directly by the Company, or in which the Company has an interest as a general partner, has been recorded as of December 31, 2001. Contingent upon the quantity of wells which would revert to landowners and based on the average cost to currently plug wells, the well plugging liability could range from zero to one million, two hundred thousand dollars.

2.  Joint Venture

    In September 2000, the Company entered into a joint venture agreement with another company in order to develop two wells under the agreement, Vineyard is obligated for 50% of the completion costs. Vineyard is also liable for 50% of the plugging and site restoration costs. The costs to complete the wells could total $200,000. During 2001 and 2000, the Company expended $10,000 and $26,380, respectively on the venture. The financial statements do not include any provision for the well-plugging costs.

3.  Other

    The Company is also a party to several actions which arise in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.


NOTE H - MAJOR CUSTOMERS AND SUPPLIERS

    The Company made a substantial portion of its gas marketing sales to five customers in 2001 and five customers in 2000.
During 2001 and 2000, sales to these customers aggregated approximately $14,824,000 (44%) and $10,961,000 (51%), respectively.
At December 31, 2001 and 2000, amounts due from those customers included in trade accounts receivable were approximately $1,567,000 and $1,428,000, respectively.

    The Company purchased approximately $26,304,000 (79%) from eight suppliers and $12,800,000 (64%) from six suppliers of gas for resale, during 2001 and 2000, respectively. At December 31, 2001 and 2000, amounts due to those suppliers included in accounts payable were approximately $2,929,000 and $3,642,000, respectively.


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.

    The estimated fair values of the Company's financial instruments as of December 31, 2001 , are as follows:

                                                    Carrying
                                                     Amount    Fair Value
    Financial assets:
      Cash                                        $  531,955   $  531,955
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

                                                    Gas (MCF)     Oil (BBL)
Proved reserves at December 31, 1999                 932,399        2,837

Production                                          (123,737)      (3,030)

Revisions in previous quantity estimates              62,275          409
                                                     _______        _____
Proved reserves at December 31, 2000                 870,937          216

Production                                          (128,327)      (2,433)

Revisions in previous quantity estimates            (252,508)       2,217
                                                     _______        _____
Proved reserves at December 31, 2001                 490,102            0
                                                     =======        =====

    Capitalized Costs - The Company's net investment in oil and gas producing properties, at December 31, 2001 and 2000 is as follows:

                                                       2001           2000
    Proved oil and gas properties                  $ 5,449,978    $ 5,471,491
    Accumulated depletion, depreciation
     and amortization                               (5,285,652)    (5,292,797)
                                                     _________      _________
                                                   $   164,326    $   178,694
                                                     =========      =========

    Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities - There were no costs incurred in oil and gas property acquisitions, exploration and development activities for the years ended December 31, 2001 and 2000.

    Results of Operations for Oil and Gas Producing Activities - The following summarizes the "Results of Operations for Producing Activities" as defined by SFAS 69, for the years ended December 31, 2001 and 2000. As required, income taxes are included in the results, but were computed under SFAS guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.

                                                        2001           2000
    Revenues                                          $668,833       $648,785
                                                       _______        _______
    Less:
      Production costs                                $186,794       $182,091
      Depletion, depreciation
       and amortization                                 24,368         29,482
                                                       _______        _______
                                                      $211,162       $211,573
                                                       _______        _______
                                                      $457,671       $437,212
    Income taxes                                             0              0
                                                       _______        _______
    Results of operations from oil and
     gas producing activities before
     corporate overhead and interest costs            $457,671       $437,212
                                                       =======        =======


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

                                                       2001           2000
    Future cash inflows                            $ 1,147,000    $ 5,475,000
    Future production costs                         (  362,000)    (1,860,000)
    Future income tax expense                                0              0
                                                     _________      _________
    Future after-tax net cash
     flows                                             785,000      3,615,000
    10% annual discount                             (  443,000)    (2,040,000)
                                                     _________      _________
    Standardized measure of
     discounted future net
     cash flows                                    $   342,000    $ 1,575,000
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

                                                         2001           2000
    Beginning of year                              $ 1,575,000    $   748,000
                                                     _________      _________
    Changes resulting from:
      Sales of production                           (  669,000)    (  648,000)
      Net change in prices
       relating to future
       production                                   (  457,000)     1,162,000
      Extensions and discoveries                                            0
      Revisions in previous
       quantity estimates                           (  238,000)       207,000
      Accretion of discount                            158,000         75,000
      Net change in income taxes                             0              0
      Other                                         (   27,000)        31,000
                                                     _________      _________
      Net increase (decrease)                       (1,233,000)       827,000
                                                     _________      _________
    End of year                                    $   342,000    $ 1,575,000
                                                     =========      =========

NOTE K - EMPLOYMENT CONTRACTS

    During 2000, the Company entered into employment contracts with its president expiring April 1, 2002 and a marketing agent expiring January 1, 2003. The contracts provide for base salaries, payments under covenants not to compete, signing bonuses, incentives based on attainment of specified earning goals.

    The signing bonuses consisted of compensation in the form of 200,000 shares of stock in the Company, with each employee receiving 100,000 shares. The Board of Directors established a value per share of $.20. Compensation costs were charged as follows: gas marketing $30,000; and general and administration $10,000.

    The employment contract for the marketing agent also includes a provision which permits the agent to purchase up to 100,000 shares of the Company at $.20 per share should certain earning goals be met. As of December 31, 2001, options for 100,000 shares have gone unexercised and have been forfeited.


NOTE L - LETTERS OF CREDIT AND LINE OF CREDIT

    At December 31, 2001 and 2000, the Company had a $250,000 outstanding letters of credit.

    In addition, the Company had an approved line of credit of $500,000 and $150,000, respectively, of which $156,413 and $91,413 was offset against the letters of credit, respectively, with $343,587 and $58,587 unused and available at year end. The line is secured by certain real estate owned by the Company.


NOTE M - LEASES

    The Company is the lessee of a Mack CH 613 T/A Tractor under a capital lease expiring in 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for 2001.

    Following is a summary of property held under capital leases:

                                                         2001           2000

    Mack CH 613 T/A Tractor                             $ 75,000       $ 75,000

    Less: accumulated amortization (or depreciation)     (26,250)       (11,250)
                                                          ______        _______

                                                        $ 48,750       $ 63,750
                                                          ======        =======

    Minimum future lease payments under capital leases as of December 31, 2001 for each of the next four years and in the aggregate are:

              2002                                   $  13,719
              2003                                      13,719
              2004                                      13,719
              2005                                      29,386
                                                       _______
   Total minimum lease payments                         70,543
   Less: Amount representing interest                 ( 10,340)
                                                       _______
   Present value of net minimum lease payment           60,203
   Less: Current portion                              (  9,754)
                                                       _______
   Long term capital lease obligation                $  50,449
                                                       =======

    Certain capital leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected fair value of the property at the expiration of the lease term. Renewal options are for periods mutually agreed upon with lessor at their fair rental value at time of renewal.


NOTE N - PLEDGED ACCOUNTS RECEIVABLE

    The Company has pledged trade account receivables under a security agreement with East Resources, Inc., equal to 150% of the outstanding balance due to East Resources, Inc. as of December 31, 2001.


NOTE O - SUBSEQUENT EVENT

    In May 2002, in a private transaction, Sabre Oil and Gas, Inc. acquired a 19.8% interest in the Company from a group of shareholders, which included four of the seven directors of the Company. Sabre and its affiliate, East Resources, Inc., are major suppliers of natural gas production sold under the Company's gas marketing segment.

    Sabre and East also collectively own 55% of Northern Pipeline, L.L.C.

                       FORM 10-KSB ITEM 13
                  VINEYARD OIL AND GAS COMPANY
                             EXHIBITS


Exhibit Number               Document

      11                     Computation of Earnings Per Share

                           EXHIBIT NUMBER 11
                   COMPUTATION OF EARNINGS PER SHARE
            For the Years Ended December 31, 2001 and 2000


                                                       2001           2000
Net Income                                          $  126,200    $   113,988
                                                     =========      =========

Basic Earnings
  Weighted average number of common
   Equivalent shares outstanding                     5,275,563      5,125,563
                                                     _________      _________
  Basic earnings per common share                   $     .024    $      .022
                                                     =========      =========

Diluted
  Weighted average number of common
   Equivalent shares outstanding                     5,275,563      5,125,563
  Shares to be issued for compensation                  50,000        200,000
                                                     _________      _________
  Number of shares for diluted calculation           5,325,563      5,325,563
                                                     _________      _________
  Diluted earnings per common share                 $     .024    $      .021
                                                     =========      =========