Form 10QSB
period 2002-03-31
VINEYARD OIL & GAS CO
filed 2002-10-23
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

     Common Stock, No Par Value - 5,325,562.50 shares as of March. 31,2002

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                     March 31,    December 31,
                                                         2002            2001
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                  $  461,479    $282,026
  Accounts receivable                                    4,616,545   5,258,662
  Inventories                                               55,740      49,569
  Prepaid Expenses                                          41,413      78,442
                                                       ----------   ----------
Total Current Assets                                     5,175,177   5,668,699

Property, Plant and Equipment
  Land and land improvements                               193,680     193,680
  Building and improvements                                260,087     260,087
  Oil and gas properties                                 5,482,134   5,449,978
  Drilling and other equipment                           1,237,423   1,237,423
                                                       ----------   ----------
                                                         7,173,324   7,141,168

  Less Accumulated depreciation                         (6,770,526) (6,725,438)
                                                        ----------   ----------
                                                           402,798     415,730
                                                        ----------   ----------
 Leased Property
  Capital lease, less accumulated depreciation              45,000      48,750
                                                         ---------   ----------
Other Assets
  Long term trade receivables                              200,000     200,000
  Cash restricted for well plugging                        250,587     249,929
  Investments                                               79,391      94,743
                                                       ----------   ----------
                                                           529,978     544,672
                                                       ----------   ----------
TOTAL ASSETS                                           $ 6,152,953 $ 6,677,851
                                                        ----------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $3,787,503   $4,546,701
    Limited Partnerships                                   78,547      188,007
    Loans payable to bank                                 150,000       -0-
  Accrued expenses                                         33,742       69,471
  Current portion of obligations under capital leases       9,928        9,754
                                                       ----------   ----------
Total Current Liabilities                               4,059,720    4,813,933
Long term liabilities
 Obligations under capital leases                          47,901       50,449
Deferred revenue                                          394,221      393,563
                                                       -----------   ---------
Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,125,562.5 shares
  at March 31, 2001, at stated value of $.05              266,278      263,778

Additional paid-in capital                              4,965,430    4,967,930
                                                       ----------   ----------
                                                        5,231,708    5,231,708

Retained earnings (deficit)                            (3,355,677)  (3,586,882)
                                                       ----------   ----------
                                                        1,876,031    1,644,826
Less: cost of 67,944 shares held in treasury             (224,920)    (224,920)
                                                       ----------   ----------
                                                        1,651,111    1,419,906
                                                       ----------   ----------
                                                      $ 6,152,953  $ 6,677,851
                                                       ----------   ----------

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE THREE MONTHS
                        ENDED MARCH 31, 2002 AND 2001
                          VINEYARD OIL & GAS COMPANY
                                                       3 Months    3 Months
                                                       Ended       Ended
                                                       March 31,   March 31,
                                                       2002        2001
Earned revenues
   Gas and Electric Marketing                        $ 6,848,918  $13,043,018
   Well Services                                          24,921        7,120
   Production and Royalties                               94,478      148,467
   Equipment rental and
   service income                                        264,785      103,455
                                                      ----------   ----------
                                                       7,233,102   13,302,060
Other Income
   Rent and other income                                  14,819       26,775
   Equity in earnings of jointly
   owned company                                           9,103       27,202
                                                      ----------   ----------
                                                     $ 7,257,024  $13,356,037
                                                      ----------   ----------
Cost and Expenses
   Direct costs of earned
   revenues
      Gas and electric marketing                     $ 6,526,084  $13,008,694
      Well services                                       19,903       23,214
      Production                                          26,771       29,045
      Equipment expenses                                 216,676      117,374
      Depreciation/amortization                           11,547       16,471
                                                      ----------   ----------
                                                       6,800,981   13,194,798

General and Administrative                               212,398      204,540
Depreciation                                               5,135        4,653
Interest                                                   2,274        1,218
                                                      ----------   ----------
                                                     $ 7,020,788  $13,405,209
                                                      ----------   ----------
Net income (loss) before income taxes                $  236,236    $ (49,172)
                                                      ----------   ----------
Income taxes (Note 3)                                     5,031             0
                                                      ----------   ----------
Net income (loss)                                     $ 231,205   $  (49,172)

Income (loss) per common share                        $     .043  $    (.010)
                                                      ----------   ----------

See notes to condensed financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                      3 Months    3 Months
                                                      Ended       Ended
                                                      March 31,   March 31,
                                                      2002        2001
Cash flow from operating
  activities:
Income (loss) from operations                           $231,205    $ (49,172)

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization                            16,682       21,124
 Provision for losses on
   accounts receivable and inventories                     6,000       66,000
 Gain on sale of property                                      0            0

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable                                    636,117  (1,151,178)
   Inventories                                         (    6,171)    ( 5,865)
   Prepaid expenses                                        37,029     113,193
   Other assets                                            15,352     ( 1,976)
   Accounts payable                                      (868,658)    157,419
   Other current liabilities                           (   35,729)    (38,473)
   Deferred revenue                                           658       1,953
                                                      ----------    ---------
 Net cash provided by (used in)
   operating activities                                    32,485    (886,975)
                                                      ----------    ---------
Cash flow from investing
 activities: Capital expenditures                              0     (14,614)
   Proceeds from asset sale                                    0           0
                                                      ----------   ----------
Net cash used in investing activities                          0     (14,614)
                                                      ----------   ----------
Cash flow from financing activities:
   Proceeds from bank loans                              150,000
   Principal payments on borrowings                    (    2,374)    (2,211)
                                                      ----------   ----------
Net cash (used in) financing activities                  147,626)     (2,211)
                                                      ----------   ----------
Increase (Decrease) in cash                              180,111    (903,800)
Cash at beginning of period                              531,955    1,913,723
                                                      ----------   ----------

Cash at end of period                                 $  712,066   $1,009,923
                                                      ----------   ----------

See notes to condensed financial statements.


VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        MARCH 31, 2002

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended March 31, 2002, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,325,562.50 in 2002 and 5,125,562.5 in 2001).

3. No federal income tax was due or paid during the periods ending March 31, 2002, and 2001, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturities of three months or less.

Short term investments consist of money market funds, and are reported at market value, which equals cost.

The Company's cash payments for interest and income taxes were as follows:

Cash paid during the quarter ending March 31,for:

                                    2002          2001
                                   ------        ------
                Interest            2,274         1,218
                Income Taxes            0           0
          Cash consists of the following for the periods indicated:

                                    March 31, 2002         December 31, 2001
   Unrestricted cash              $  461,479              $  282,026
     Cash restricted for well
       plugging                       250,587                 249,929
                                   ----------              ----------
                                   $  712,066              $  513,955
                                   ----------              ----------

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


NOTE 6.  SUBSEQUENT EVENTS

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

     Sabre and East also collectively own 55% of Northern Pipeline, L.L.C.

     In October 2002, a gas marketing agent, who was employed under an Employment contract expiring January 1, 2003, resigned and began action to assert a claim for 2001 and 2002 unpaid bonuses. Company counsel and management has indicated the calculations are unsubstantiated and the likelihood of payment is minimal, thus no expense or liability has been recorded in the accompanying financial statesments.


NOTE 7.  CERTIFICATION OF DISCLOSURE IN QUARTERLY REPORT

      The following statements serve to certify that the President and
Treasurer:
      1.)  have reviewed the report being filed.

      2.) based on their knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

      3.) based on their knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

      4.) are responsible for establishing and maintaining disclosure controls and procedures and have or will:

       i. designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;
      ii. evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and
     iii. presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

      5.) have disclosed, based on their most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

       i. all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weakness in internal controls; and
      ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      6.) have indicated in the report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PRINCIPAL AND FINANCIAL OFFICER'S SIGNATURES

VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President

/s/ James M. Reynard
JAMES M. REYNARD            Treasurer

     The Company's segment profit or loss and assets are as follows:

                              Well Services
             Gas & Electric   and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals
March 31,
2002

Revenues
from
external
customers      6,848,918     289,706        94,478         -0-      7,233,102

Intersegment
revenues           -0-         -0-           -0-           -0-          -0-

Other
revenue            -0-         -0-           -0-          23,922       23,922

Depreciation
and
amortization       -0-         5,547         6,000         5,135       16,682

Segment profit   322,834      47,580        61,707      (200,916)     231,205

Segment
assets         4,409,719     265,271       528,451       949,512    6,152,953

Expenditures
for segment
assets             -0-           -0-         -0-           -0-            -0-

March 31,
2001
Revenues
from
external
customers     13,043,019    110,575      148,467         -0-     13,302,061

Intersegment
revenues            -0-        -0-          -0-          -0-          -0-

Other
revenue             -0-        -0-          -0-          53,977       53,977

Depreciation
and
amortization         -0-      8,971         7,500         4,653       21,124

Segment profit     34,324    (38,984)     111,922      (156,434)    (49,172)

Segment
assets          7,954,079     552,662   1,079,487       961,847   10,548,075

Expenditures
for segment
assets              -0-      14,614        -0-           -0-           -0-

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's four business segments. This activity is reported as "all others"

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED MARCH 31, 2002

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position increased $180,111 during the quarter ended March 31, 2002. Cash from operations accounted for $32,485 increase. Of that amount, accounts receivable and accounts payable decreases resulted in a net decrease in cash of $232,541, other current liability decreases reduced cash by $35,729, and inventory increases reduced cash by $6,171. These cash decreases were offset by net income of $231,205, non cash expenses of $22,682, a decrease in prepaid expenses of $37,029, a decrease in investments of $15,352, and an increase in deferred revenue of $658. Cash from financing activities consist of borrowings on a line of credit of $150,000, offset by principal payments on a lease of $2,374.


Earned revenues decreased $6,099,013 for the three month period ended March 31, 2002, over the same three month period in 2001. Gas marketing revenue decreased $6,194,110, during this period. Gas marketing term deals and spot deals increased but gas prices decreased dramatically in the first period of 2002. Well services and equipment rental and service income the same period of the prior year by $179,131. This was mainly the result of a large pipeline project included in 2002 Production and royalties decreased $53,989 or 64% in 2002. Gas prices decrease accounted for the change while production remained constant. Rent and other income decreased $11,956 or 55% in 2002, due mainly to the decrease in interest rates on cash balances. Equity in earnings of a jointly owned company decreased $18,099, due to decreased activity in 2002.


Cost of revenues decreased $6,384,421 over the similar period in 2001. Gas purchases decreased $6,482,610 over this period. The dramatic drop in gas purchase price was directly related to the gas sales price decrease referred to above. Well service and well equipment rental and service income increased $95,991 over the comparable three month period in 2001. The increase was directly related to the additional costs incurred on the large pipeline project referred to above. Production costs remained fairly constant.
General and administrative expenses increased $7,858 or 4% in the first period Of 2002. Bad debt expense decrease of $60,000 was offset for the most part by increases in insurance of $13,052, professional fees of $22,117, and salaries And wages of $25,938.

Net income of $231,205 represents an increase of $280,377 over the same period in 2001. The schedule of segment profit and loss shows the changes by department. Marketing shows a gross profit of $322,834 in 2002 as compared to $34,324 in 2001. The increase was attributable to improved margins on term deals and spot deals in 2002. Well services and equipment rental gross profit in 2002 was $47,580, an increase of $86,564 over the same period in 2001. This is generally the result of the profit generated by the pipeline project in the first period of 2002. Oil and gas production profit of $61,707 was a decrease of $50,215 was due to the decrease in gas sales price in 2002. All other costs,net of other revenue was $200,916, an increase on costs of $44,482. This was the result of decreased revenues of $30,055 and increased costs of $14,427.








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

ITEM 5.    OTHER INFORMATION
____________________________
     NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
___________________________________________

(a)  EXHIBITS
     ________
     NONE

(b)  REPORTS ON FORM 8-K
     ___________________
     NONE.

     EX-27
     ART. 5 FDS FOR 1ST QUARTER 10-QSB

<ARTICLE> 5
<MULTIPLIER> 1
<CURRENCY> U.S. DOLLARS

<PERIOD-TYPE>                              3-MOS
<EXCHANGE-RATE>                            1
<FISCAL-YEAR-END>                          DEC-31-2002
<PERIOD-END>                               MAR-31-2002
<CASH>                                         461,479
<SECURITIES>                                         0
<RECEIVABLES>                                4,616,545
<ALLOWANCES>                                   455,995
<INVENTORY>                                     55,740
<CURRENT-ASSETS>                             5,175,177
<PP&E>                                       7,173,324
<DEPRECIATION>                               6,770,526
<TOTAL-ASSETS>                               6,152,953
<CURRENT-LIABILITIES>                        4,059,720
<BONDS>                                         47,901
<COMMON>                                       266,278
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                          0
<OTHER-SE>                                   1,384,833
<TOTAL-LIABILITY-AND-EQUITY>                 6,152,953
<SALES>                                      7,233,102
<TOTAL-REVENUES>                             7,257,024
<CGS>                                        6,800,981
<TOTAL-COSTS>                                7,020,788
<OTHER-EXPENSES>                                     0
<LOSS-PROVISION>                                 6,000
<INTEREST-EXPENSE>                               2,274
<INCOME-PRETAX>                                236,236
<INCOME-TAX>                                     5,031
<INCOME-CONTINUING>                            231,205
<DISCONTINUED>                                       0
<CHANGES>                                            0
<NET-INCOME>                                   231,205
<EPS-PRIMARY>                                     .043
<EPS-DILUTED>                                     .043