Form 10KSB/A
period 2001-12-31
VINEYARD OIL & GAS CO
filed 2002-11-01
CIK 777582

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

Seasonality of Business

The various segments of the Registrant's business are subject to seasonal changes. Revenues generated by the sale of natural gas are somewhat seasonal with more demand coming in the colder winter months when heating consumption is high. Vineyard has continued to stabilize its sales of natural gas by entering into contracts with several individual industrial end-users that use gas in the summer only, to provide for a more level consumption of natural gas on a twelve(12) month basis.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our company's growth pattern continues on a positive path. Total revenues increased from 21.3 million dollars, to over 35 million dollars and our 2001 net income increased to $126,200.

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

Our gas marketing business segment margin, for 2001, was $549,360. Management recognizes this business segment as the most vital component to the success of our company.

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


Comparative Results of Operations, AS RESTATED

The total revenues for 2001 increased $13,993,571, or 65% over 2000. Gas marketing increased $13,812,043, or 69%. The increase in gas marketing was due to a substantial increase in volume of gas sold, and a slight increase in price. Electric brokering ceased in 2001. Production and well services increased, $74,763, or 12% in 2001. Production increases, due to volume and price increases were offset by $11,505 decreases in well service, the result of a decrease in outside well tending. Equipment rental and service income increased $158,428 or 44% over 2000. The company completed two major pipeline projects, which accounted for the majority of the increase. Other income decreased $66,677, or 42% from 2000. Of this amount, interest income decreased $45,021, due to the decrease in interest rates for 2001. A decrease in the gain on disposal of fixed assets accounted for $23,667 of the total decrease. Equity in earnings of a jointly owned company increased $15,014 or 23% over 2000. This was due to the company's share of the increased operating income of the jointly owned investment.

Direct costs increased $13,437,466 over the year 2000. Gas marketing costs increased $13,348,924, due to a substantial increase in gas purchased coupled with a slight increase in price. Production and well service costs decreased $645 in 2001. Production cost increases of $3,793 were offset by a decrease in well service costs of $4,438. Equipment expenses increased $142,552, or 35% over 2000. The increase reflects the costs associated with the two pipeline projects in 2001. The decrease in depreciation of $53,365 reflects the aging of depreciable assets plus a write down, of $32,156 for assets deemed worthless.

General and administrative expenses increased $142,186 in 2001. Major causes of the increase were an increase in bad debt expenses of $185,551, offset by a decrease for adjustment of receivable in 2000, of $159,690, increases in group insurance of $36,596, payroll and related taxes, of $37,959, and insurance of $18,228.

Net income increased $409,315 over 2000. By reportable segments, marketing profit increased $463,119, equipment rental loss decreased $15,876, and oil and gas production and well services profit increased $128,773, while all others, which include general and administrative expenses, offset by other income, showed a net increase in expenses of $198,453. These differences are explained above.

Net working capital at December 31, 2001 increased $24,754 over 2000. The current assets were less in 2001 by $3,393,028, and current liabilities were less by $3,417,782. The large disparity from amounts in 2000 were due to the high cost and selling price of gas in November and December, 2000. This was reflected mainly in the cash, accounts receivable, and accounts payable account balances. Inventory decreased $17,538 or 26%. Prepaid expenses decreased $379,652 from 2000. Included in this amount was $409,628 of purchased gas at December 31, 2000, which was distributed in 2001.

Fixed assets showed a net increase of $13,119. Purchases of new equipment of $44,634 were offset by write offs of assets sold of $31,515. Allowance for depreciation was increased by the current year provisions of $58,673 and decreased by $31,515 of assets sold.

Leased property in 2001 represents a truck valued at $75,000 less accumulated depreciation of $26,250.

Cash restricted for well plugging increased $5,510, interest earned on principal for the year.

Investments represent the company's interest in a jointly owned company. The investment has a net decrease of $79,043 over 2000. The account was increased by the company's share of net income of $80,284, and reduced by distributions reserved of $159,327.

Long term receivables of $200,000 represents the estimated balance of certain accounts receivable whose receipt is expected to be deferred more than one year.

Long term obligations under capital leases decreased by $9,754, the amount of principal payments made during this year of $9,087 and $667 reclassified to current liabilities.

Common stock increased $7,500, representing 150,000 shares at par value of $.05. These shares were recorded in 2000 as additional paid in capital. They were issued in 2001, and the $7,500 value was removed from paid in capital and reclassified as common stock issued.

At December 31, 2001, cash decreased $1,381,768 from December 31, 2000. The principal factor was the excess of accounts payable payments over accounts receivable collections. Operations used cash of $1,408,092, investing activities provided cash of $35,411, and financing activities used $9,087 of cash, representing the total net cash decrease.

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

Jeffery L. Buchholz  55  Mr. Buchholz has been the Secretary, Treasurer since
                         1970, Director since 1989, a member of the Audit Committee, and the Wage/Bonus Committee. Mr. Buchholz holds a Bachelor of Science Degree in Business Administration from Lambuth College, Jackson, Tennessee, and a Masters Degree in Education from Georgia Southern University, Statesboro, Georgia. Mr. Buchholz, has been a teacher and Union Officer in the Ripley, New York school system since 1970.

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


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



Name and Address               Number of Shares (1)(2)  Percentage of Class
James J. Concilla              307,261.25                       6.0%
20 Blaine Street
North East, PA  16428

Charles L. Valone                 142,000                       2.7%
11217 Old Lake Road
North East, PA  16428

Stephen B. Millis                 271,650                       5.0%
11370 Martin Road
North East, PA  16428

Jeffery L. Buchholz              16,842.5                        .3%
149 Orchard Beach Park
North East, PA  16428

W. Eric Johnson                 88,345.63                       2.0%
830 Compass Drive
Erie, PA  16505

David H. Stetson                 81,487.5                       1.5%
9916 East Lake Road
North East, PA.  16428

All Officers and Directors
as a group (6 individuals)     907,586.88                        17%

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

VINEYARD OIL & GAS COMPANY


/s/Stephen B. Millis         President
STEPHEN B. MILLIS



/s/James J. MacFarlane       Chairman, Board of Directors
JAMES J. MACFARLANE



Jeffery L. Buchholz          Secretary, Director
JEFFERY L. BUCHHOLZ



/s/James Reynard             Treasurer
JAMES REYNARD



/s/James J. Concilla         Director
JAMES J. CONCILLA



/s/William Fustos            Director
WILLIAM FUSTOS



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

As discussed in Note P to the financial statements, the balance sheet as of December 31, 2001 and the income statement for the year ended December 31, 2000 have been restated.

                              Gorzynski, Felix and Gloekler, P.C.


September 20, 2002
North East, Pennsylvania

                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 2001


ASSETS
 Current Assets
   Cash                                                      $    282,026
   Accounts receivable, less allowance for
    doubtful accounts of $438,629                               5,258,662
   Inventories                                                     49,569
   Prepaid expenses                                                78,442
                                                               __________
     Total current assets                                       5,668,699
                                                               __________
 Property, Plant and Equipment
   Land and land improvements                                     193,680
   Building and improvements                                      260,087
   Oil and gas properties and transmission
    equipment                                                   5,482,134
   Drilling and other equipment                                 1,237,423
                                                               __________
                                                                7,173,324
   Less: accumulated depletion, depreciation and
    amortization                                              ( 6,725,438)
                                                               __________
                                                                  415,730
                                                               __________

 Leased Property
   Capital lease, less accumulated amortization of $26,250         48,750
                                                               __________

 Other Assets
   Long term trade receivables                                    200,000
   Cash restricted for well plugging                              249,929
   Investments - at equity                                         94,743
                                                               __________
                                                                  544,672
                                                               __________
                                                             $  6,677,851
                                                               ==========

See notes to financial statements.


LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable
     Trade                                                   $  4,546,701
     Limited partnerships                                         188,007
   Accrued expenses                                                69,472
   Current portion of obligations under capital leases              9,754
                                                               __________
     Total current liabilities                                  4,813,934
                                                               __________
 Long Term Liabilities
   Obligations under capital leases                                50,449
                                                               __________

 Deferred Revenue                                                 393,563
                                                               __________
 Commitments and Contingencies                                          0
                                                               __________
 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,275,563 shares
    at December 31, 2001, at stated value of $.05                 263,778
   Additional paid-in capital                                   4,967,930
                                                               __________
                                                                5,231,708
 Retained Earnings (Deficit)                                  ( 3,586,883)
                                                               __________
                                                                1,644,825
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)
                                                               __________
                                                                1,419,905
                                                               __________


                                                             $  6,677,851
                                                               ==========

                   VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 2001 and 2000


                                                     2001         2000
Earned Revenues
  Gas marketing                                  $ 33,954,540 $ 20,142,497
  Production and well services                        718,172      643,409
  Equipment rental and service income                 519,713      361,285
                                                   __________   __________
                                                   35,192,425   21,147,191

  Other income                                         91,734      158,411
  Equity in earnings of jointly owned
   company                                             80,284       65,270
                                                   __________   __________
                                                   35,364,443   21,370,872
                                                   __________   __________
Costs and Expenses
  Direct costs of earned revenues
    Gas marketing	                               $ 33,405,180   20,056,256
    Production and well services                      268,859      269,504
    Equipment expenses                                544,519      401,967
    Depreciation and amortization                      54,019      107,384
                                                   __________   __________
                                                   34,272,577   20,835,111

  General and administrative                          939,007      796,827
  Depreciation                                         19,654       18,613
  Interest                                              7,005        3,436
                                                   __________   __________
                                                   35,238,243   21,653,987
                                                   __________   __________
Net Income (Loss) Before Income Taxes                 126,200    (283,115)

Income Taxes                                                0            0
                                                   __________   __________
Net Income (Loss)                                $    126,200 $  (283,115)
                                                   ==========   ==========
Basic Earnings (Loss) Per Common Share           $       .024 $  (   .055)
                                                   ==========   ==========
Diluted Earnings (Loss) Per Common Share         $       .024 $  (   .053)
                                                   ==========   ==========





See notes to financial statements.

                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 2001 and 2000


                                           Capital in    Retained
                                  Common   Excess of     Earnings     Treasury
                                  Stock    Par Value     (Deficit)     Stock
Balance at January 1, 2000       $256,278 $ 4,935,430  $(3,429,968)  $(224,920)

Capital - Stock Based
 Compensation                           0      40,000            0           0

Net (Loss) For the Year                 0           0     (283,115)          0
                                  _______   _________    __________    ________
Balance at December 31, 2000      256,278   4,975,430   (3,713,083)   (224,920)

Stock Bonuses Awarded               7,500  (    7,500)           0           0

Net Income For the Year                 0           0      126,200           0
                                  _______   _________    __________    ________
Balance at December 31, 2001     $263,778 $ 4,967,930  $(3,586,883)  $(224,920)
                                  =======   =========   ===========   =========
















See notes to financial statements.

                   VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 2001 and 2000

                                                     2001         2000
Operating Activities
  Net income (loss)                              $   126,200   $  (283,115)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depletion, depreciation and amortization          73,673       125,997
    Provision for losses on accounts receivable      151,374       197,155
    (Gain) on disposal of assets                  (    1,000)   (   24,667)
  Changes in operating assets and liabilities
   providing (using) cash:
    Accounts receivable                            1,257,186    (3,767,306)
    Inventories                                       17,538     (   1,764)
    Prepaid expenses                                 379,652    (  425,890)
    Accounts payable                              (3,396,265)    5,122,294
    Accrued expenses                              (   22,184)       70,834
    Deferred revenue                                   5,734        15,552
                                                   _________     _________
    Net cash provided by (used in)
     operating activities                         (1,408,092)    1,029,090
                                                   _________     _________
Investing Activities
  Purchases of property, plant and equipment      (   44,632)   (  103,080)
  Proceeds from sale of equipment                      1,000        26,816
  Change in investment in jointly-owned
   company                                            79,043    (   15,560)
                                                   _________     _________
    Net cash provided by (used in)
     investing activities                             35,411    (   91,824)
                                                   _________     _________
Financing Activities
  Stock issuance - stock based compensation                0        40,000
  Proceeds from capital lease obligations                  0        75,000
  Principal payments under capital lease
   obligation                                     (    9,087)   (    5,710)
                                                   _________     _________
    Net cash provided by (used in)
     financing activities                         (    9,087)      109,290
                                                   _________     _________

Increase (Decrease) in Cash                       (1,381,768)    1,046,556

Cash at Beginning of Year                          1,913,723       867,167
                                                   _________     _________
Cash at End of Year (Note B)                     $   531,955   $ 1,913,723
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

    Restricted Cash - Restricted cash consists of cash collected from limited partnerships, which is held in escrow in separate bank accounts, and a certificate of deposit is required by the state to be maintained to offset future plugging costs. Since these funds will be restricted for a period of more than one year, the assets and any deferred revenue related thereto have been classified as noncurrent items. (See Deferred Revenue.)

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

    At December 31, 2001, accounts receivable, net of allowance, amounted to $5,258,662.

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

    Short term investments consist of money market funds and are reported at market value, which equals cost.

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

    Cash paid during the year for:

                                                         2001           2000
      Interest                                        $  7,005     $    3,436
      Income taxes                                           0              0

      Noncash financing activities:
        Stock based compensation                             0         40,000

    Cash consists of the following at the end of each year presented:

                                                        2001           2000
    Cash in bank                                    $  387,026     $1,774,403
    Short-term investments                             144,929        139,320
                                                     _________      _________
                                                    $  531,955     $1,913,723
                                                     =========      =========

    Cash is classified as follows for financial statement reporting purposes:

                                                        2001           2000
    Unrestricted cash                               $  282,026     $1,669,304
    Cash restricted for well plugging                  249,929        244,419
                                                     _________      _________
                                                    $  531,955     $1,913,723
                                                     =========      =========

NOTE C - INCOME TAXES

    The components of the provision (benefit) for income taxes are:

                                                        2001           2000
    Current
      Federal                                         $      0       $      0
      State                                                  0              0
                                                       _______        _______
                                                      $      0              0
                                                       _______        _______
    Deferred
      Federal                                                0              0
      State                                                  0              0
      Valuation allowance                                    0              0
                                                       _______        _______
                                                             0              0
                                                       _______        _______
    Total tax provision                               $      0       $      0
                                                       =======        =======

    The tax effects of significant items comprising the net deferred tax asset are as follows:

                                                       2001           2000
    Deferred tax assets:
      Operating loss and tax credit carryforward   $ 1,331,106    $ 1,427,906
      Property and equipment                             3,145          2,901
                                                     _________      _________
    Total deferred tax assets                      $ 1,334,251    $ 1,430,807
    Valuation allowance                             (1,334,251)    (1,430,807)
                                                     _________      _________
    Net deferred tax asset                         $         0    $         0
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

    The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                                       2001           2000
    Statutory rate applied to pre-tax income         $ 32,450       $ 23,250
    State taxes, net of federal tax benefit            13,000         11,400
    Valuation allowance                               (45,450)       (34,650)
                                                      _______        _______
    Provision for income taxes                       $      0       $      0
                                                      =======        =======

    The Company has available at December 31, 2001, unused operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                Year of                               Unused Operating
              Expiration                              Loss Carryforward
                 2002                                    $  675,068
                 2003                                     1,544,234
                 2004                                     1,593,565
                 2005                                             0
                 2006                                       102,646
                 2007                                         5,592
                 2008                                         5,581
                 2009                                             0
                 2010                                             0
                 2011                                        43,824
                 2012                                             0
                 2013                                             0
                 2014                                        31,840
                 2015                                       156,915
                                                         __________
                                                         $4,159,265
                                                          =========

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
                                                       =======        =======

1. The Company charges Northern Pipeline, LLC, for equipment rental and a monthly management fee. (See Note O.)

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

    The Company's segment profit or loss and assets are as follows:


                                           Oil & Gas
                    Gas      Equipment    Production &  a)  All
                 Marketing    Rental     Well Services     Others     Totals

2001
Revenues from
 external
 customers     $33,954,540   $ 519,713  $    718,172    $       0 $ 35,192,425

Intersegment
 revenues                0           0             0            0            0

Other revenue            0           0             0      172,018      172,018

Depreciation
 and
 amortization            0           0        54,019       19,654       73,673

Interest                 0           0             0        7,005        7,005

Segment
 profit (loss)     549,360    ( 24,806)      395,294     (793,648)     126,200

Segment
 assets          5,307,755      73,519       882,291      414,286    6,677,851

Expenditures
 for segment
 assets                  0           0        31,915       12,719       44,634

2000
Revenues from
 external
 customers      20,142,497     361,285       643,409            0   21,147,191

Intersegment
 revenues                0           0             0            0            0

Other revenue            0           0             0      223,681      223,681

Depreciation
 and
 amortization            0           0       107,384       18,613      125,997



                                           Oil & Gas
                   Gas       Equipment    Production &  a)  All
                Marketing      Rental     Well Services   Others       Totals

Interest        $        0     $       0   $      0    $     3,436  $   3,436

Segment
 profit (loss)      86,241      ( 40,682)   266,521     (  595,195)  (283,115)

Segment
 assets          6,440,695        83,515  1,656,174      1,793,069    9,973,453

Expenditures
 for segment
 assets                  0             0    103,080              0      103,080

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

3.  Other

    The Company is also a party to several actions which arise in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company, however, see Note Q.


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

    The Company purchased approximately $26,304,000 (79%) from eight suppliers and $12,800,000 (64%) from six suppliers of gas for resale, during 2001 and 2000, respectively. At December 31, 2001 and 2000, amounts due to those suppliers included in accounts payable were approximately $3,244,775 and $3,642,000, respectively.


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
                                                   =========    =========

NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)

    In November 1982, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 69, (SFAS 69) "Disclosures About Oil and Gas Producing Activities". This
Statement establishes a standardized comprehensive set of supplemental unaudited disclosures for oil and gas exploration and production activities which are included in the schedules that follow.

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

                                                        2001           2000
    Revenues                                          $668,833       $582,785
                                                       _______        _______
    Less:
      Production costs                                $186,794       $182,091
      Depletion, depreciation
       and amortization                                 24,368         29,482
                                                       _______        _______
                                                      $211,162       $211,573
                                                       _______        _______
                                                      $457,671       $371,212
    Income taxes                                             0              0
                                                       _______        _______
    Results of operations from oil and
     gas producing activities before
     corporate overhead and interest costs            $457,671       $371,212
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

    Sabre and East also collectively own 55% of Northern Pipeline, L.L.C.


NOTE P - RESTATEMENT

    Vineyard has restated the financial statements as of and for the years ended December 31, 2001 and 2000; as the result of an investigation authorized by the Audit Committee of the Board of Directors. The investigation involved review of certain internal accounting entries made during 2001 and 2000, which overstated accounts receivable inventory and prepaid items, and understated accounts payable at year end with an overall effect of overstating fiscal 2000 net income by $397,103.

    The financial statements have been adjusted as follows:

                                                   Amount
                                                  Previously
                                                   Reported     As Restated
                                                 ____________   ___________
Year Ended December 31, 2000:
   Income Statement:                               $21,437,092  $21,370,872
   Costs and expenses                               20,655,010   20,835,111
   General and administrative
   expenses                                            646,045      796,827
   Net income (loss)                                   113,988    ( 283,115)
   Basis earnings (loss) per share                        .022    (    .055)
   Diluted earnings (loss) per share                      .021    (    .053)

Year Ended December 31, 2001:
   Income Statement:
     Income taxes                                       13,000          -0-
   General and administrative
   expenses                                            926,007      939,007
   Balance sheet:
     Accounts receivable, net                        5,256,334    5,258,662
     Inventories                                        81,725       49,569
     Prepaid Items                                     120,012       78,442
     Accounts payable - trade                        4,206,819    4,536,701
     Accounts payable - limited
     partnership                                        94,472       69,472
     Retained earnings (deficit)                    (3,189,780)  (3,586,883)


NOTE Q - EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF INDEPENDENT AUDITOR'S
         REPORT

    In October 2002, a gas marketing agent, who was employed under an employment contract expiring January 1, 2003, resigned and began action to assert a claim for 2001 and 2002 unpaid bonuses. Company counsel and management has indicated the calculations are unsubstantiated and the likelihood of payment is minimal, thus no expense or liability has been recorded in the accompanying financial statements.


NOTE R.  CERTIFICATION OF DISCLOSURE IN QUARTERLY REPORT

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

VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President



/s/ James M. Reynard
JAMES M. REYNARD            Treasurer

                       FORM 10-KSB ITEM 13
                  VINEYARD OIL AND GAS COMPANY
                             EXHIBITS


Exhibit Number               Document

      11                     Computation of Earnings Per Share

                           EXHIBIT NUMBER 11
                   COMPUTATION OF EARNINGS (LOSS) PER SHARE
            For the Years Ended December 31, 2001 and 2000


                                                       2001           2000
Net Income (Loss)                                   $  126,200    $  (283,115)
                                                     =========      =========

Basic Earnings
  Weighted average number of common
   Equivalent shares outstanding                     5,275,563      5,125,563
                                                     _________      _________
  Basic earnings per common share                   $     .024    $  (   .055)
                                                     =========      =========

Diluted
  Weighted average number of common
   Equivalent shares outstanding                     5,275,563      5,125,563
  Shares to be issued for compensation                  50,000        200,000
                                                     _________      _________
  Number of shares for diluted calculation           5,325,563      5,325,563
                                                     _________      _________
  Diluted earnings per common share                 $     .024    $  (   .053)
                                                     =========      =========