Form 10QSB
period 2002-06-30
VINEYARD OIL & GAS CO
filed 2002-12-13
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

     Common Stock, No Par Value - 5,325,562.50 shares as of June 30,2002

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                       June 30,   December 31,
                                                       2002        2001
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                 $  554,891  $  282,026
  Accounts receivable                                   3,212,931   5,258,662
  Inventories                                              53,482      49,569
  Prepaid Expenses                                         45,573      78,442
                                                      -----------  ----------
Total Current Assets                                    3,866,877   5,668,699

Property, Plant and Equipment
  Land and land improvements                              193,680     193,680
  Building and improvements                               267,618     260,087
  Oil and gas properties                                5,482,134   5,449,978
  Drilling and other equipment                          1,239,354   1,237,423
                                                      -----------  ----------
                                                        7,182,786   7,141,168

 Less accumulated depreciation                        (6,781,697) (6,725,438)
                                                      -----------  ----------
                                                          401,089     415,730
                                                      -----------  ----------
Leased Property
  Capital lease, less accumulated depreciation             41,250      48,750
                                                      -----------  ----------
Other Assets
  Long term trade receivable						    200,000     200,000
  Cash restricted for well plugging                        251,218     249,929
  Investments                                               90,894      94,743
                                                       ----------   ----------
                                                           542,112     544,672
                                                       ----------   ----------
TOTAL ASSETS                                           $ 4,851,328  $6,677,851
                                                        ----------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $2,640,833   $4,546,701
    Limited Partnerships                                  144,134      188,007
  Accrued expenses                                         45,017       69,471
  Current portion of long term debt                        10,106        9,754
                                                       ----------   ----------
Total Current Liabilities                               2,840,090    4,813,933

Long-term liabilities
  Obligations under capital leases                          45,306      50,449

Deferred revenue                                           394,852     393,563
                                                        ----------  ----------

Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at June 30, 2002, at stated value of $.05               266,278      263,778

Additional paid-in capital                              4,965,430    4,967,930
                                                       ----------   ----------
                                                        5,231,708    5,231,708

Retained earnings (deficit)                           (3,435,708)  (3,586,882)
                                                       ----------   ----------
                                                        1,796,000    1,644,826
Less: cost of 67,944 shares held in treasury            (224,920)    (224,920)
                                                       ----------   ----------
                                                        1,571,080    1,419,906
                                                       ----------   ----------
                                                       $4,851,328  $ 6,677,851
                                                       ----------   ----------

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE SIX MONTHS
                        ENDED June 30, 2002 AND 2001
                          VINEYARD OIL & GAS COMPANY
                                 3 Months    3 Months    6 Months     6 Months
                                 Ended       Ended       Ended        Ended
                                 June 30,    June 30,    June 30,     June30,
                                 2002        2001        2002         2001
Earned revenues
   Gas and Electric Marketing  $5,049,376  $7,996,800  $11,898,294 $21,039,818
   Well Services                    8,022       5,870       32,943      12,990
   Production and Royalties       100,478     142,439      194,956     290,906
   Equipment rental and
   service income                 107,431     124,712      372,216     228,167
                                 ---------   ---------    ---------  ---------
                                5,265,307   8,269,821   12,498,409  21,571,881
Other Income
   Gain on sale                     -0-         1,000        -0-         1,000
   Rent and other income           19,204      15,601       34,023      42,376
   Equity in earnings of jointly
   owned company                   13,904      20,452       23,007      47,654
                                 ---------   ---------    ---------  ---------
                                5,298,415   8,306,874   12,555,439  21,662,911
                                 ---------   ---------    ---------  ---------
Cost and Expenses
   Direct costs of earned
   revenues
     Gas and electric marketing 5,019,454   7,768,896   11,545,538  20,777,590
     Well services                 23,690      24,470       43,593      47,684
     Production                    32,406      22,829       59,177      51,874
     Equipment expenses           102,052     137,811      318,728     255,185
     Depreciation/amortization     11,546      14,812       23,093      31,283
                                 ---------   ---------    ---------  ---------
                                5,189,148   7,968,818   11,990,129  21,163,616

General and Administrative        184,112     257,785      396,510     462,325
Depreciation                        3,374       4,654        8,509       9,307
Interest                            1,812       3,287        4,086       4,505
                                 ---------   ---------    ---------  ---------
                                5,378,446   8,234,544   12,399,234  21,639,753
                                 ---------   ---------    ---------  ---------
Net income before income taxes    (80,031)     72,330      156,205      23,158
                                 ---------   ---------    ---------  ---------
Income taxes (Note 3)               -0-         -0-          5,031       -0-
                                  --------   ---------    ---------   --------
Net income                        (80,031)     72,330      151,174      23,158
                                  ---------  ---------    ---------  ---------
Base earnings per common share      (.015)       .014         .028       .005
                                  ---------  ---------    ---------  ---------

Diluted Earnings per common share    (.015)       .014         .028       .005
                                  ---------  ---------    ---------  ---------

See Note to condensed financial statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2002 AND 2001

                                  3 Months    3 Months    6 Months    6 Months
                                   Ended       Ended      Ended       Ended
                                   June 30,    June 30,   June 30,    June 30,
                                   2002        2001       2002        2001
Cash flow from operating
  activities:
Income (loss) from operations    $(80,031)     72,330      151,174      23,158
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     14,920      19,466       31,602      40,590
 Provision for losses on
  accounts receivable and
  inventories                       6,000     124,000       12,000     190,000
 Gain on sale of property            -0-       (1,000)        -0-      (1,000)

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable           1,397,615    1,867,926   2,033,732    716,748
   Inventories                       2,258      (5,168)     (3,913)   (11,033)
   Prepaid expenses                (4,160)     (65,677)      32,869     47,516
   Other assets                   (11,503)     (18,052)       3,849   (20,028)
   Accounts payable            (1,081,083)  (1,626,896) (1,949,741)(1,469,477)
   Other current liabilities        11,275     (13,338)    (24,454)   (51,811)
   Deferred revenue                    631        1,578       1,289      3,531
                                 ----------   ---------   ---------   --------
 Net cash provided by (used in)
   operating activities            255,922      355,169     288,407  (531,806)
                                 ----------   ----------   ---------  --------
Cash flow from investing
activities: capital expenditures   (9,462)    (10,146)     (9,462)    (24,760)
Proceeds from asset sale             -0-        1,000         -0-        1,000
                                 ---------    ---------   ---------  ---------
Net cash used in investing         (9,462)     (9,146)     (9,462)    (23,760)
activities                       ---------    ---------   ---------  ---------
Cash flow from financing activities:
  Principal payments on borrowings (2,417)     (2,252)     (4,791)     (4,463)
  Proceeds from bank loans       (150,000)       -0-         -0-         -0-
                                 ---------    ---------   ---------  ---------

Net cash (used in) financing     (152,417)     (2,252)      (4,791)    (4,463)
activities                       ---------    ---------   ---------  ---------
Increase (Decrease) in cash        94,043     343,771      274,154   (560,029)
Cash at beginning of period       712,066   1,009,923      531,955   1,913,723
                                 ---------   ---------   ---------  ----------
Cash at end of period            $ 806,109  $1,353,694   $  806,109 $1,353,694
                                 ---------   ---------   ---------  ----------

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        JUNE 30, 2002

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the six months ended June 30, 2002, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,325,562.50 in 2002 and 5,125,562.5 in 2001).

3. No federal income tax was due or paid during the periods ending June 30, 2002, and 2001, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

          For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturates of three months or less.

          Short-term investments consist of money market funds, and are reported at market value, which equals cost.

          The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

          Cash paid during the six month period ending June 30, for:

                                    2002          2001
                                   ------        ------
                Interest            4,086         4,505
                Income Taxes        5,031           0

          Cash consists of the following for the periods indicated:

                                     June 30, 2002           December 31, 2001

     Cash in bank                    $  554,891              $  282,026
     Cash restricted for well
       plugging                         251,218                 249,929
                                     ----------              ----------
                                     $  806,109              $  531,955
                                     ----------              ----------

4.  LOAN PAYABLE
                                      June 30, 2002          December 31, 2001
      Vehicle loan payable in monthly
        Installments to April , 2005    $ 55,412                $ 60,203
      Less current portion                10,106                   9,754
                                        --------                --------
                                          45,306                  50,449
                                        --------                --------

7.125% loan, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

      Maturities of long term portion are as follows:

                Year ending
                June 30              Principal
                -----------          ---------
2004                    10,848
2005                    34,458
---------
                                       $45,306
                                     ---------

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

The Company's segment profit or loss and assets are as follows:

                              Well Services
             Gas & Electric   and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals

June 30,
2002

Revenues
from
external
customers     11,898,294     405,159       194,956          -0-    12,498,409

Intersegment
revenues           -0-         -0-           -0-            -0-         -0-

Other
revenue            -0-         -0-           -0-           57,030      57,030

Depreciation
and
amortization       -0-        11,093        12,000          8,509      31,602

Segment profit   352,756      31,745       123,779       (357,106)    151,174

Segment
assets         2,905,473     357,086       617,168        971,601   4,851,328

Expenditures
for segment
assets             -0-          -0-         -0-            9,462       9,462

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

7. CURRENT EVENTS

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


8.  CERTIFICATION OF DISCLOSURE IN QUARTERLY REPORT

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

PRINCIPAL AND FINANCIAL OFFICER'S SIGNATURES

VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President

/s/ James M. Reynard
JAMES M. REYNARD            Secretary/Treasurer

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED JUNE 30, 2002

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position increased $274,154 for the six month period ended June 30, 2002, and increased $94,043 for the three month period ended June 30, 2002. Cash from operations reported a $288,407 and $255,922 increase for the same periods, respectively. Of these amounts, accounts receivable and accounts payable decreases resulted in a net cash increase of $83,991 for the six month period and a net cash increase of $316,532 for the three month period. Inventory had minimal impact on cash for both periods decreasing cash by $3,913 for the six month period and increasing cash by $2,258 in the three month period. Prepaid and other assets accounted for an increase to cash totaling $36,718 for the six month period and caused a decrease in cash of $15,663 for the three month period. Current liabilities had a negative impact to cash totaling $24,454 for the six month period and increased cash by $11,275 for the three month period. Finally, deferred revenue had a positive impact of $1,289 and $631 to cash in both periods, respectively.

Earned revenues decreased by $9,107,472 for the six month period ended June 30, 2002, over the same six month period in 2001. Gas marketing revenue decreased $9,141,524, during this period. Gas marketing term deals and spot deals maintained adequate levels, however gas prices remained dramatically lower in this period. Well services and equipment rental/service income increased revenue by $164,002. This was mainly the result of a large pipeline project included in 2002. Production and royalties decreased by $95,950. Gas price decreases accounted for the change while production remained relatively constant in relation to last year. Rent and other income decreased $8,353, due mainly to the decrease in interest rates on cash balances. Equity in earnings of a jointly owned company decreased $24,647, due to decreased activity in 2002.

Cost of revenues decreased $9,240,519 over the similar period in 2001. Gas purchases decreased by $9,232,052 over this period. The dramatic drop in gas purchase price was directly related to the gas sale price decrease referred to above. Well services and equipment rental/service income expenses increased $59,452 over the comparable six month period in 2001. The increase was directly related to the additional costs incurred on the large pipeline project referred to above. Production costs increased a modest $7,303 over last year. General and administrative expenses decreased $65,815 over the same period in 2001. Primarily, the decrease is a result of bad debt expenses being reduced by $178,000 from the same period last year. This positive impact to general and administrative expenses was reduced by increases in several other accounts including officer salaries and accounting fees, which increased by $35,038 and $46,410, respectively.

Net income of $151,174 represents an increase of $128,016 over the same period in 2001. The schedule of segment profit and loss shows the changes by reporting segment. Marketing shows a gross profit of $352,756 in 2002 as compared to $262,228 in 2001. The increase is attributable to improved margins on term deals and spot deals in 2002. Well services and equipment rental gross profit in 2002 was $31,745 compared to a loss in 2001 of $77,995. This is generally the result of the additional profit generated by the pipeline project in early 2002. Oil and gas production reported a gross profit of $123,779 in 2002. In comparison, this is a reduction in profit for this segment from the reported gross profit of $224,034 in 2001. Again, this was due to the decrease in gas sale prices for 2002.





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