Form 10QSB
period 2002-09-30
VINEYARD OIL & GAS CO
filed 2003-02-05
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

     Common Stock, No Par Value - 5,325,562.50 shares as of September 30,2002

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                      September 30,December 31,
                                                       2002        2001
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                 $1,211,065  $  282,026
  Accounts receivable                                   3,318,217   5,258,662
  Inventories                                              56,275      49,569
  Prepaid Expenses                                         95,866      78,442
                                                      -----------  ----------
Total Current Assets                                    4,681,423   5,668,699

Property, Plant and Equipment
  Land and land improvements                              193,680     193,680
  Building and improvements                               267,618     260,087
  Oil and gas properties                                5,482,134   5,449,978
  Drilling and other equipment                          1,239,353   1,237,423
                                                      -----------  ----------
                                                        7,182,785   7,141,168

 Less accumulated depreciation                        (6,793,922) (6,725,438)
                                                      -----------  ----------
                                                          388,863     415,730
                                                      -----------  ----------
Leased Property
  Capital lease, less accumulated depreciation             37,500      48,750
                                                      -----------  ----------
Other Assets
  Long term trade receivable						    200,000     200,000
  Cash restricted for well plugging                        251,831     249,929
  Investments                                              101,899      94,743
                                                       ----------   ----------
                                                           553,730     544,672
                                                       ----------   ----------
TOTAL ASSETS                                           $ 5,661,516  $6,677,851
                                                        ----------   ---------









                                                      September 30,December 31,
                                                       2002        2001
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $3,435,803   $4,546,701
    Limited Partnerships                                  188,423      188,007
  Accrued expenses                                         98,984       69,471
  Current portion of long term debt                        10,286        9,754
                                                       ----------   ----------
Total Current Liabilities                               3,733,496    4,813,933


Long-term liabilities
  Obligations under capital leases                          42,667      50,449

Deferred revenue                                           395,465     393,563
                                                        ----------  ----------

Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at September 30, 2002, at stated value of $.05           266,278      263,778

Additional paid-in capital                              4,965,430    4,967,930
                                                       ----------   ----------
                                                        5,231,708    5,231,708

Retained earnings (deficit)                           (3,516,900)  (3,586,882)
                                                       ----------   ----------
                                                        1,714,808    1,644,826
Less: cost of 67,944 shares held in treasury            (224,920)    (224,920)
                                                       ----------   ----------
                                                        1,489,888    1,419,906
                                                       ----------   ----------
                                                       $5,661,516  $ 6,677,851
                                                       ----------   ----------

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE NINE MONTHS
                        ENDED September 30, 2002 AND 2001
                          VINEYARD OIL & GAS COMPANY
                                 3 Months    3 Months    9 Months     9 Months
                                 Ended       Ended       Ended        Ended
                                 September   September   September    September
                                 30, 2002    30, 2001    30, 2002     30, 2001
Earned revenues
   Gas Marketing               $4,791,577  $6,336,376  $16,689,871 $27,376,194
   Well Services                   11,557       5,575       44,500      18,565
   Production and Royalties       121,341     118,218      316,297     409,124
   Equipment rental and
   service income                  20,982     188,350      393,198     416,517
                                 ---------   ---------    ---------  ---------
                                4,945,457   6,648,519   17,443,866  28,220,400
Other Income
   Gain on sale                     -0-         -0-          -0-         1,000
   Rent and other income           43,045      23,393       77,068      65,769
   Equity in earnings of jointly
   owned company                   11,005      18,109       34,012      65,763
                                 ---------   ---------    ---------  ---------
                                4,999,507   6,690,021   17,554,946  28,352,932
                                 ---------   ---------    ---------  ---------
Cost and Expenses
   Direct costs of earned
   revenues
     Gas marketing              4,745,736   6,256,579   16,291,274  27,034,169
     Well services                 20,260      20,963       63,853      68,647
     Production                    50,060      59,477      109,237     111,351
     Equipment expenses            63,582     149,122      382,310     404,307
     Depreciation/amortization     13,220      14,202       36,313      45,485
                                 ---------   ---------    ---------  ---------
                                4,892,858   6,500,343   16,882,987  27,663,959

General and Administrative        183,552     150,279      580,062     612,604
Depreciation                        2,756       5,135       11,265      14,442
Interest                            1,533       1,402        5,619       5,907
                                 ---------   ---------    ---------  ---------
                                5,080,699   6,657,159   17,479,933  28,296,912
                                 ---------   ---------    ---------  ---------
Net income(loss)                  (81,192)     32,862       75,013      56,020
before income taxes              ---------   ---------    ---------  ---------

Income taxes (Note 3)                -0-         -0-         5,031        -0-
                                  --------   ---------    ---------   --------
Net income (loss)                 (81,192)     32,862       69,982      56,020
                                  ---------  ---------    ---------  ---------

Base earnings per common share      (.016)       .007         .014       .011
                                  ---------  ---------    ---------  ---------

Diluted Earnings per common share    (.006)      .003         .005       .004
                                  ---------  ---------    ---------  ---------

See Note to condensed financial statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE NINE MONTHS ENDED September 30, 2002 AND 2001

                                  3 Months    3 Months    9 Months    9 Months
                                   Ended       Ended      Ended       Ended
                                   September   September  September   September
                                   30, 2002    30, 2001   30, 2002    30, 2001
Cash flow from operating
  activities:
Income (loss) from operations    $(81,192)     32,862       69,982      56,020
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     15,976      19,337       47,578      59,927
 Provision for losses on
  accounts receivable and
  inventories                       6,000       6,000       18,000     196,000
 Gain on sale of property            -0-         -0-          -0-       (1,000)

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable           (111,287)    1,283,914   1,922,445  2,000,662
   Inventories                     (2,793)        9,784     (6,706)     (1,249)
   Prepaid expenses               (50,293)      312,367    (17,424)    359,883
   Other assets                   (11,005)       70,534     (7,156)     50,506
   Accounts payable               839,259    (1,403,217)(1,110,482) (2,872,694)
   Other current liabilities       53,968       (26,855)    29,514     (78,666)
   Deferred revenue                   613         1,299      1,902       4,830
                                 ----------   ---------   ---------   --------
 Net cash provided by (used in)
   operating activities            659,246      306,025     947,653   (225,781)
                                 ----------   ----------   ---------  --------
Cash flow from investing
activities: capital expenditures     -0-         (9,493)     (9,462)   (34,253)
Proceeds from asset sale             -0-          -0-         -0-        1,000
                                 ---------    ---------   ---------  ---------
Net cash used in investing           -0-         (9,493)     (9,462)   (33,253)
activities                       ---------    ---------   ---------  ---------


Cash flow from financing activities:
  Principal payments on borrowings (2,459)       (2,291)     (7,250)    (6,754)
  Proceeds from bank loans           -0-          -0-         -0-         -0-
                                 ---------    ---------   ---------  ---------
Net cash (used in) financing        (2,459)      (2,291)     (7,250)    (6,754)
activities                       ---------    ---------   ---------  ---------
Increase (Decrease) in cash        656,787      294,241     930,941   (265,788)
Cash at beginning of period        806,109    1,353,694     531,955  1,913,723
                                 ---------   ---------   ---------  ----------
Cash at end of period           $1,462,896   $1,647,935  $1,462,896 $1,647,935
                                 ---------   ---------   ---------  ----------

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        SEPTEMBER 30, 2002

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the nine months ended September 30, 2002, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,325,562.50 in 2002 and 5,275,562.5 in 2001).

3. No federal income tax was due or paid during the periods ending September 30, 2002, and 2001, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

          For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturities of three months or less.

          Short-term investments consist of money market funds, and are reported at market value, which equals cost.

          The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

          Cash paid during the six month period ending September 30, for:

                                    2002          2001
                                   ------        ------
                Interest            5,619         5,907
                Income Taxes        5,031          -0-


          Cash consists of the following for the periods indicated:

                                 September 30, 2002        December 31, 2001

     Cash in bank                    $1,211,065              $  282,026
     Cash restricted for well
       plugging                         251,831                 249,929
                                     ----------              ----------
                                     $1,462,896              $  531,955
                                     ----------              ----------

4.  LOAN PAYABLE
                                 September 30, 2002        December 31, 2001
      Vehicle loan payable in monthly
        Installments to April , 2005    $ 52,953                $ 60,203
      Less current portion                10,286                   9,754
                                        --------                --------
                                          42,667                  50,449
                                        --------                --------

7.125% loan, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

      Maturities of long term portion are as follows:

                Year ending
                September 30         Principal
                -----------          ---------
2004                    11,042
2005                    31,625
---------
                                       $42,667
                                     ---------

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

The Company's segment profit or loss and assets are as follows:

                              Well Services
               Gas            and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals

September 30,
2002

Revenues
from
external
customers     16,689,871     437,698       316,297          -0-    17,443,866

Intersegment
revenues           -0-         -0-           -0-            -0-         -0-

Other
revenue            -0-         -0-           -0-          111,080     111,080

Depreciation
and
amortization       -0-        18,313        18,000         11,265      47,578

Segment profit   398,597     (26,778)      189,060       (490,897)     69,982

Segment
assets         3,185,058     188,452       724,067      1,563,939   5,661,516

Expenditures
for segment
assets             -0-          -0-         -0-            9,462       9,462

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

PRINCIPAL AND FINANCIAL OFFICER'S SIGNATURES

VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President

/s/ James M. Reynard
JAMES M. REYNARD            Secretary/Treasurer

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED SEPTEMBER 30, 2002

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position increased $930,941 for the nine month period ended September 30, 2002, and increased $656,787 for the three month period ended September 30, 2002. Cash from operations reported a $947,653 and $659,246 increase for the same periods, respectively. Of these amounts, accounts receivable and accounts payable decreases resulted in a net cash increase of $811,963 for the nine month period and a net cash increase of $727,972 for the three month period. Inventory had minimal impact on cash for both periods decreasing cash by $6,706 for the nine month period and by $2,793 in the three month period. Prepaids and other assets accounted for a decrease to cash totaling $24,580 for the nine month period and a decrease in cash of $61,298 for the three month period. Current liabilities had a positive impact to cash totaling $29,514 for the nine month period and $53,968 for the three month period. Finally, deferred revenue had a positive impact of $1,902 and $613 to cash in both periods,respectively.

Earned revenues decreased by $10,776,534 for the nine month period ended September 30, 2002, over the same nine month period in 2001. Gas marketing revenue decreased $10,686,323, during this period. Gas marketing term deals and spot deals maintained adequate levels, however gas prices remained dramatically lower in this period. Well services and equipment rental/service income increased revenue by $2,616. Production and royalties decreased by $92,827. Gas price decreases accounted for the change while production remained relatively constant in relation to last year. Rent and other income increased $11,299, due mainly to the increase in service charge income.
Equity in earnings of a jointly owned company decreased $31,751 due to Decreased activity in 2002.

Cost of revenues decreased $10,780,972 over the similar period in 2001. Gas purchases decreased by $10,742,895 over this period. The dramatic drop in gas purchase price was directly related to the gas sale price decrease referred to above. Well services and equipment rental/service income expenses decreased $26,791 over the comparable nine month period in 2001. The decrease was primarily related to a reduction in the use of inventory, resulting in lower costs of inventory used.

Production costs reported a modest decrease of $2,114 over last year.
General and administrative expenses decreased $32,542 over the same period in 2001. Primarily, the decrease is a result of bad debt expenses being reduced by $191,367 from the same period last year. This positive impact to general and administrative expenses was reduced by increases in several other accounts including attorney fees and accounting fees, which increased by $35,132 and $65,296, respectively.

Net income of $69,982 represents an increase of $13,962 over the same period in 2001. The schedule of segment profit and loss shows the changes by reporting segment. Marketing shows a gross profit of $398,597 in 2002 as compared to $342,025 in 2001. The increase is attributable to modestly improved margins on term deals and spot deals in 2002. Well services and equipment rental gross profit improved in 2002 over the reported performance for the same period in 2001. However, the segment still reported a loss of $26,778. This is generally the result of the additional profit generated by the pipeline project in early 2002. Oil and gas production reported a gross profit of $189,060 in 2002. In comparison, this is a reduction in profit for this segment from the reported gross profit of $275,273 in 2001. Again, this was due to the decrease in gas sale prices for 2002.





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