Form 10KSB
period 2002-12-31
VINEYARD OIL & GAS CO
filed 2003-07-03
CIK 777582

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 Commission File Number: 0-13871

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

State issuer's revenues for its most recent fiscal year:  $24,579,812

As of December 31, 2002, there were 5,325,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of Vineyard Oil & Gas Company (hereinafter referred to as
Vineyard, Company, or Registrant) on that date is unknown.  The
Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

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

Over the past fifteen years, Vineyard Oil & Gas Company has shifted its primary business objectives towards the marketing of natural gas. Although remaining in the oil and gas production business, the 'gas marketing' segment of the company has become the dominant factor of the company's financial progress.

As a result of the company's original mission, several related 'profit centers' were established to service the company's oil & gas production, as well as unrelated third parties. Well Service, Equipment Rental, Pipeline Transmission and Gas Marketing, have all become part of Vineyard's business activities.

At present, Vineyard has no subsidiaries. The company is however, a 45% owner of Northern Pipeline, a Limited Liability Company that gathers and markets gas for third party producers. See investment in jointly owned company in Note D to the financial statements dated December 31, 2002, included in this form 10-KSB.

Vineyard was incorporated under the laws of Pennsylvania in November of 1978. Its principal executive office is at 10299 West Main Road, North East, PA. 16428, with a telephone number of (814) 725-8742.
(e-mail address steve@vogmarketing.com)

Further information concerning the industry segments of the Registrant can be found in Note F, to the financial statements dated December 31, 2002, included in this Form 10-KSB.

NARRATIVE DESCRIPTION OF BUSINESS DURING FISCAL 2002

Exploration and Development Activities

In December 2000, Vineyard formed a joint venture arrangement with another producer and drilled two wells in McKean County, Pennsylvania. Both of those wells have been completed and are producing gas as of the second quarter of 2002. The Company does plan to explore the possibility for exploration and development of natural gas and oil during the year 2003.

The company retains the ability to engage in all phases of drilling and completion of wells, other than the actual drilling.

Operation of Oil and Gas Wells

The Company operates approximately 164 gas wells and 13 oil wells on behalf of itself and Limited Partnerships of which it is also the General Partner, as well as operating approximately 33 wells for third parties. Such operations are primarily in New York and Pennsylvania.

Management of Investment Partnerships

As of December 31, 2002, the Company was the General Partner of 4 Limited Partnerships for which it maintained all books, records and annually provided appropriate tax information.

Revenue from Activities

The total revenue contributed by each of the various activities of the Company for the last two fiscal years is set forth in the Income Statement attached to this report.

Sources and Availability of Raw Materials

The Company has drilled two wells since 1987. The equipment the Company possesses from the drilling era is now being used to service wells, to repair wells and to install pipeline(s). Both plastic and steel pipe products are readily available and should continue to be available in 2003.
The Company is cognizant, however, that the oil and gas industry is subject to tremendous flux and a sudden increase in prices could result in shortages.

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

Major Customers

See Related Parties Transactions and Business Segment Information, and
Major Customers and Suppliers contained in Note H to the Financial Statements dated December 31, 2002, included in this Form 10-KSB.

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

Markets

Over 97% of Vineyard's gas production is serviced by one(1) major natural gas transportation company. The vast majority of wells owned and operated by Vineyard are adjacent to (NFG) a natural gas transmission company. Consequently, the Company is in an unequal bargaining position in contracting for price and volumes of natural gas to be purchased by natural gas pipeline companies.

Vineyard markets its natural gas production, via the pipelines mentioned above, to various endusers of natural gas rather than sell the gas directly to these pipelines. This marketing ability substantially increases the price Vineyard receives for its gas production

The agreement that Vineyard has with the pipeline company permits transportation of Vineyard's production to end-users. While the existence and availability of end-users is benefiting the Company in regards to a higher price for productions, as well as the taking of higher volumes, said end-user market is dependent on the pipeline companies. Lack of sales to end-users would cause a reduction in the price received by the Company for which the Company could sell on a day-to-day basis. The Company is confident that it possesses the contacts, knowledge, and information necessary to continue to market natural gas to end-users. The Company's ability to market to end-users is such that it is now marketing significant volumes of natural gas for third party producers of natural gas to industrial and commercial end users for a fee payable to the Company.

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

Employees

On December 31, 2002, the Company had 13 full-time employees. None of Vineyard's employees are presently represented by a union for collective bargaining purposes.

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

Significant Properties

As of December 31, 2002, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves, including the Company's interest in reserves owned by four Partnerships.

Oil and Gas Reserve Information

See Proved Reserves Table included in Note J (unaudited) to the Financial Statements dated December 31, 2002, included in this Form 10-KSB

Reserves Reported to Other Agencies

Vineyard does not file any estimates of total proved net oil or gas reserves with any other Federal authority or agency, other than the Securities and Exchange Commission on this Form 10-KSB.

Oil and Gas Production

The following table sets forth net quantities of oil and natural gas produced by Vineyard, including its proportional share in production of partnerships, for the years indicated. All production is from wells located in the United States. For further information see Note J to the Financial Statements dated December 31, 2002, included in this Form 10-KSB.

                                        2002           2001
GAS (mcfs)                            129,187        128,327
OIL (barrels)                           1,582          2,433

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.

                                     2002     2001
Average Annual Sales Price
per Unit of Gas (mcf)                $3.30    $4.37

Average Annual Sales Price
per Unit of Oil (barrel)            $24.07   $24.19

Equivalent Average Annual Production Cost
                                     2002     2001

Gas (per mcf)                        $1.03     $2.90
Oil (per barrel)                     $13.53   $12.30

Oil and Gas Wells

The following table sets forth information as of December 31, 2002, regarding the Company's productive oil and gas wells.

                             Gross Wells            Net Wells

Gas Wells                       115                  67.8
Oil Wells                        11                   5.3


Acreage

The following table sets forth information as of December 31, 2002, regarding the Company's developed and undeveloped oil and gas acreage.

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

Drilling Activity

Present Activities

In December 2000, Vineyard formed a joint venture arrangement with another producer and drilled two wells in McKean County, Pennsylvania. Both of these wells have been completed and went into production in 2002.

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

See Note G to the Financial Statements dated December 31, 2001, included in this Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year 2002.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Value of Common Stock

There is no established public trading market for Vineyard's common stock. Vineyard's common stock is traded privately on a sporadic basis principally in the Northwestern Pennsylvania market.

Number of Holders of Common Stock

As of December 31, 2002, the stock ledger of the Registrant indicated that there were 963 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 2002. The Board of Directors does not anticipate paying or declaring a dividend during fiscal 2003 or in the near future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Comparable results of 2002 were lower than the financial results of 2001. The company lost ground in total revenues and net income almost in direct relation to the lower market value of oil and gas. Moreover, the company actually increased natural gas production from 128,327 mcfs produced in 2001 to 129,187 mcfs in 2002, but the average price for each mcf was $1.07 lower in 2002.

The lower natural gas commodity price negatively impacted gas marketing total revenue as well. Total marketing through put levels were only slightly lower; 6,746,822 mcf's in 2001 compared to 6,579,882 in 2002, but when multiplied by the lower sales price (2001 NYMEX average price $4.27 and $3.22 for 2002), a decrease resulted.

Each of the company's business requirements showed a decrease in direct costs. General and administrative costs were lower as well, however, accounting fees increased by almost $100,000.00 due to costs associated with the company's restatement (filed with Security and Exchange Commission in September 2002).

Despite the lower net income in 2002, the company cash position remained strong, showing an increase over the year ending in December 31, 2001. Working capital has improved and maintains at a level near $900,000.00, which bodes well for the fiscal health of Vineyard.

The 2002 results are very much a function of the free markets' valuation of the commodity we produce and market. Natural gas prices began to rally in the fourth quarter, helping our production income, however, colder temperatures and much higher customer gas consumption, required our marketing business segment to "cover a short portion", which more then offset the gain realized through sales of production. That trend continues throughout the '02-'03 winter season.

These results have given management a perspective to position the company to fully maximize our existing oil and gas production and evaluate exploration efforts during this period of high energy prices. These efforts can serve to lesson the company's reliance on the performance of our business segment "work horse", gas marketing.

Liquidity and Capital Resources

The cash flow of Vineyard Oil & Gas Company is dependent primarily on gas marketing sales and sales of oil and gas production.

The Company will continue to review the various cost centers in an effort to control and reduce expenses where possible.


Comparative Results of Operations

The total revenues for 2002 decreased $10,784,631, or 31% from 2001. Gas marketing decreased $10,458,505, or 31%. The decrease in gas marketing was due to a slight decrease in volume of gas sold, and a substantial decrease in price. Production and well services decreased, $203,118, or 29% in 2002.
The most significant reason was price decreases throughout the year. Equipment rental and service income decreased $88,245 or 17% from 2001. The company completed two major pipeline projects in 2001. No comparable pipeline projects were done in 2002 resulting in lower revenue levels. Other income increased $17,260, or 19% over 2001. This is primarily due to an increase in interest income in 2002. Equity in earnings of a jointly owned company decreased $52,023 or 65% from 2001. This was due to the company's share of the decreased operating income of the jointly owned investment.

Direct costs decreased $10,445,803 from the year 2001. Gas marketing costs decreased $10,308,286, due to a slight decrease in gas purchased coupled with a substantial decrease in price. Production and well service costs decreased $43,412 in 2002. Production cost decreases of $42,960 was combined with a decrease in well service costs of $452. Equipment expenses decreased $94,530, or 18% from 2001. The decrease reflects the missing costs associated with the two pipeline projects in 2001. Depreciation expenses increased slightly by $425 over 2001.

General and administrative expenses decreased $135,776 in 2002. A major cause of the decrease was a significant decrease in bad debt expenses of $288,400, this was offset by an increase in several other expenses. Some of the more significant increases were accounting fees increasing by $97,782 and attorney fees increasing by $39,537.

Net income decreased $198,087 from 2001. By reportable segments, marketing profit decreased $150,219, equipment rental loss decreased $6,285, and oil and gas production and well services profit decreased $160,131, while all others, which include general and administrative expenses, offset by other income, showed a net decrease in expenses of $105,978. These differences are explained above.

Net working capital at December 31, 2002 increased $35,217 over 2001. The current assets were more in 2002 by $926,153, and current liabilities were more by $890,936. Cash and accounts receivable increased by $330,431 and $537,197 in 2002, respectively. Inventory had a slight increase of $2,256 and prepaid expenses also increased by $56,269 in 2002. The increase in current liabilities was due primarily to an increase in trade payables and production distribution payable of $496,419 and $422,183, respectively.

Fixed assets showed a net decrease of $44,582. Purchases of $9,461 were offset by the current year provisions for depreciation of $54,043.

Leased property in 2002 represents a truck valued at $75,000 less accumulated depreciation of $41,250.

Cash restricted for well plugging increased $2,266, interest earned on principal for the year.

Investments represent the company's interest in a jointly owned company. The investment has a net decrease of $9,498 from 2001. The account was increased by the company's share of net income of $28,261, and reduced by distributions reserved of $37,759.

Long term receivables of $150,000 represents the estimated balance of certain accounts receivable whose receipt is expected to be deferred more than one year.

Long term obligations under capital leases decreased by $9,754, the amount of principal payments made during this year.

Common stock increased $2,500, representing 50,000 shares at par value of $.05. The stock was issued to the President representing a stock bonus.

At December 31, 2002, cash increased $332,697 from December 31, 2001. The principal factor was the increase of accounts payable offset by the increase in accounts receivable. Operations provided cash of $342,414, investing activities provided cash of $37, and financing activities used $9,754 of cash, representing the total net cash increase.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this is submitted in a separate section of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Gorzynski, Felix and Gloekler, P.C., was retained by the Company for the 2002 audit. There were no disagreements with the auditors on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures for the years ended December 31, 2002, and 2001.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Officers, and Nominees as of December 31, 2002.

Name                Age

James J. Concilla	   65  Mr. Concilla, founder of the Company, retired as
                         Board Chairman and Company President in April of 2000. Mr. Concilla has been an employee, Director and Officer of the Company since its organization in 1978. Mr. Concilla retired as an employee in May of 2001. Mr. Concilla remains a member of the Wage & Bonus Committee. Mr. Concilla has a Bachelor of Science Degree from Edinboro University and a Master Degree in Mathematics from the State of Pennsylvania.

James J. MacFarlane  40  Mr. MacFarlane has been a Director since 1993 and also, is a member of the Audit Committee. Mr. MacFarlane holds a Bachelor of Science Degree from the University of Pittsburgh at Bradford. Mr. MacFarlane is President of MacTech Mineral Management, Inc. in Bradford, Pennsylvania.

W. Eric Johnson      44  Mr. Johnson is the Chairman of the Audit Committee.
                         Mr. Johnson was elected to the Board in 1997.  Mr.
                         Johnson holds a Bachelor of Science Degree from the University of Dayton. Mr. Johnson has been a stockbroker with Acument, Inc. in Erie, PA since 1989.

David H. Stetson     44  Mr. Stetson was elected as a Director in 1998.  Mr.
                         Stetson is a member of the Executive and Audit
                         Committees. Mr. Stetson has been President and
                         Co-owner of Stetson Brother's Hardware Store, Inc. in
                         North East,PA., for the past twenty years.

Robert L. Garfield   63  Mr. Garfield was appointed as a Director in August
                         2000. Mr. Garfield is a member of the Wage/Bonus
                         Committee. Mr. Garfield is an independent broker of gas and electricity. Previously Mr. Garfield served as Vice-President of Kidder Exploration, Inc. from
                         1989 until their 1993 sale to National Fuel Resources.
                         Prior to that, Mr. Garfield served as the President of Environ Securities, a subsidiary of Envirogas, Inc.
                         from 1982 to 1989. In addition, Mr. Garfield held several Executive positions with Security Peoples
                         Bank, Erie, Pa from 1969 to 1982.  Mr. Garfield has a
                         Bachelor of Science Degree from Grove City College,
                         Grove City, PA.

William Fustos       44  Mr. Fustos was appointed as a Director in July 2002
                         and succeeded James MacFarlane as Board Chairman.
                         Mr. Fustos also serves as Chairman of the Executive
                         Committee.  Mr. Fustos is the Vice President of East
                         Resources, Inc. of Wexford, Pennsylvania.  He is a
                         1979 graduate of Penn State University and is a registered Petroleum Natural Gas Engineer. Mr.
                         Fustos is a member of the Society of Professional
                         Engineers.

Robert Long         48   Mr. Long was appointed as a Director in December 2002
                         and is a member of the Executive Committee. Mr. Long is the Executive Vice President of East Resources and the Vice President of Sabre Oil and Gas, Inc. Mr.
                         Long graduated from Alford University in 1973 and holds as Associates Degree in Civil Engineering. Mr.
                         Long is a certified Professional Landman and is a member of the American Association of Professional
                         Landman.



Current Officers          Title/Office          Year in Which  Term to Expire
 and Directors                                  Service as     at Annual
                                                Director Began Meeting in

James J. Concilla   Director                      1978             2005
James J. MacFarlane Director                      1993             2004
William Fustos	  Board Chairman                2002             2004
W. Eric Johnson     Director                      1997             2003
David H Stetson     Director                      1998             2004
Robert L. Garfield  Director                      2000             2003
Robert H. Long      Director                      2002             2005
Stephen B. Millis   President
James M. Reynard    Secretary/Treasurer

December 31, 2002 Board Committees and Members

Executive                    Audit                    Wage/Bonus

William Fustos            W. Eric Johnson             Robert L. Garfield
David H. Stetson          David H. Stetson            James J. Concilla
Robert H. Long            James J. MacFarlane


ITEM 10.  EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain information concerning compensation during fiscal 2000, 2001 and 2002 by the Company to each of the Company's executive officers.

                         Summary Compensation Table
     Name and         Year    Base Salary   Commissions    Bonus        Other
Principal Position              (1)              (2)     (3)(4)(7)      (5)(6)

James J. Concilla     2002            0           0         0               0
President, Chairman   2001      $12,115           0         0          $6,627
of the Board through  2000      $44,342           0         0               0
March 31, 2000

Stephen B. Millis     2002      $85,000           0         0               0
President as of       2001      $85,000           0         0               0
April 1, 2000         2000      $79,615           0    $6,908         $38,000


Jeffery L. Buchholz   2002            0          0          0              0
Secretary/Treasurer   2001       $1,500          0          0              0
Through October 16,   2000       $1,042          0          0              0
2002

James M. Reynard      2002	  $11,166          0          0              0
Secretary/Treasurer   2001            0          0          0              0
As of October 17,     2000            0          0          0              0
2002

James J. MacFarlane   2002      $11,000          0          0              0
Chairman of Board     2001      $12,000          0          0              0
from April 1, 2000    2000       $4,681          0          0              0
to December 7, 2002

William Fustos        2002       $1,000          0          0              0
Chairman of Board     2001            0          0          0              0
As of December 8,	    2000            0          0          0              0
2002


(1) In May of 2001, Mr. Concilla retired as an employee of the company.

(2) Reflects commissions related to the sale of natural gas

(3) In 2000, compensation contracts were negotiated for Mr. Millis and employee Mr. Scott Sampson which include stock bonus awards of 100,000 shares each which 50,000 and 100,000,respectively, were paid in the year 2001.

(4) In April 2000, Mr. Millis was given a two year employment contract which stipulated, among other things, a base salary of $85,000 per year and a incentive bonus calculated on three years earnings history.

(5) The company awarded Mr. Concilla a 1996 Ford explorer as part of a severance package in 2001.

(6) Mr. Millis was paid $38,000 as consideration in his employment contract for a general release and covenant not to compete.

(7) The amount of $6,908 is an accrual on the books for a performance bonus payable to Mr. Millis in 2001 paid in 2002. The amount is calculated based on his employment contract.

No officer received any other non-cash compensation during the years ending December 31, 2000, 2001 or 2002, other than health insurance which all full-time employees of the Company are entitled to receive.

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

No stock options were awarded to any directors, executive officers or other employees of the Company during fiscal 2002.

Directors

Directors are paid $150 for each meeting of the Board of Directors at which the director is present. In addition, directors attending committee meetings, or phone meetings, are also each paid $150 per meeting.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of December 31, 2002 concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.



Name and Address               Number of Shares (1)(2)  Percentage of Class
Sabre Oil & Gas Inc.         1,043,710.63                      19.8%




James J. Concilla                7,162.50                       0.1%
20 Blaine Street
North East, PA  16428

Stephen B. Millis              322,650.00                       6.0%
11370 Martin Road
North East, PA  16428

David H. Stetson                81,487.50                       1.5%
9916 East Lake Road
North East, PA.  16428

All Officers and Directors
as a group (3 individuals)     411,300.00                       7.7%
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

VINEYARD OIL & GAS COMPANY


/s/Stephen B. Millis         President
STEPHEN B. MILLIS



/s/William Fustos            Chairman, Board of Directors
WILLIAM FUSTOS



/s/James M. Reynard          Secretary/Treasurer
JAMES M. REYNARD



                             Director
JAMES J. CONCILLA



/s/Robert H. Long            Director
ROBERT H. LONG



/s/W. Eric Johnson           Director
W. ERIC JOHNSON



/s/David H. Stetson          Director
DAVID H. STETSON



/s/Robert L. Garfield        Director
ROBERT L. GARFIELD



                             Director
JAMES J. MACFARLANE

                        FORM 10-KSB ITEM 7
                  VINEYARD OIL AND GAS COMPANY
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




1.  Balance Sheet - December 31, 2002

2.  Income Statements - For the Years Ended December 31, 2002 and
    2001

3.  Statements of Shareholders' Equity - For the Years Ended
    December 31, 2002 and 2001

4.  Statements of Cash Flows - For the Years Ended December 31,
    2002 and 2001

5.  Notes to Financial Statements - December 31, 2002

                   Independent Auditors' Report


Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania


    We have audited the accompanying balance sheet of Vineyard Oil and Gas Company as of December 31, 2002, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to provide reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes an assessment of the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


















                                          Gorzynski, Felix and Gloekler, P.C.





March 31, 2003
North East, Pennsylvania

                   VINEYARD OIL AND GAS COMPANY
                          Balance Sheet
                        December 31, 2002


ASSETS
 Current Assets
   Cash                                                      $    612,457
   Accounts receivable, less allowance for
    doubtful accounts of $348,607                               5,795,859
   Inventories                                                     51,825
   Prepaid expenses                                               134,711
                                                               __________
     Total current assets                                       6,594,852
                                                               __________
 Property, Plant and Equipment
   Land and land improvements                                     193,680
   Building and improvements                                      267,618
   Oil and gas properties and transmission
    equipment                                                   5,482,134
   Drilling and other equipment                                 1,239,353
                                                               __________
                                                                7,182,785
   Less: accumulated depletion, depreciation and
    amortization                                              ( 6,811,637)
                                                               __________
                                                                  371,148
                                                               __________

 Leased Property
   Capital lease, less accumulated amortization of $41,250         33,750
                                                               __________

 Other Assets
   Long term trade receivables                                    150,000
   Cash restricted for well plugging                              252,195
   Investments - at equity                                         85,245
                                                               __________
                                                                  487,440
                                                               __________
                                                             $  7,487,190
                                                               ==========







See notes to financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
   Accounts payable
     Trade                                                   $  5,043,120
     Production distribution payable                              610,190
   Accrued expenses                                                41,090
   Current portion of obligations under capital leases             10,470
                                                               __________
     Total current liabilities                                  5,704,870
                                                               __________
 Long Term Liabilities
   Obligations under capital leases                                39,979
                                                               __________

 Deferred Revenue                                                 394,322
                                                               __________
  Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,325,563 shares
    at December 31, 2002, at stated value of $.05                 266,278
   Additional paid-in capital                                   4,965,430
                                                               __________
                                                                5,231,708
 Retained Earnings (Deficit)                                  ( 3,658,769)
                                                               __________
                                                                1,572,939
 Less: Cost of 67,944 Shares Held in Treasury                 (   224,920)
                                                               __________
                                                                1,348,019
                                                               __________


                                                             $  7,487,190
                                                               ==========

VINEYARD OIL AND GAS COMPANY
                        Income Statements
          For the Years Ended December 31, 2002 and 2001


                                                     2002         2001
Earned Revenues
  Gas marketing                                  $ 23,496,035 $ 33,954,540
  Production and well services                        515,054      718,172
  Equipment rental and service income                 431,468      519,713
                                                   __________   __________
                                                   24,442,557   35,192,425

  Other income                                        108,994       91,734
  Equity in earnings of jointly owned
   company                                             28,261       80,284
                                                   __________   __________
                                                   24,579,812   35,364,443
                                                   __________   __________
Costs and Expenses
  Direct costs of earned revenues
    Gas marketing	                               $ 23,096,894   33,405,180
    Production and well services                      225,447      268,859
    Equipment expenses                                449,989      544,519
    Depreciation and amortization                      54,444       54,019
                                                   __________   __________
                                                   23,826,774   34,272,577

  General and administrative                          803,231      939,007
  Depreciation                                         14,599       19,654
  Interest                                              7,095        7,005
                                                   __________   __________
                                                   24,651,699   35,238,243
                                                   __________   __________
Net (Loss) Income Before Income Taxes                 (71,887)     126,200

Income Taxes                                                0            0
                                                   __________   __________
Net (Loss) Income                                $    (71,887) $   126,200
                                                   ==========   ==========
Basic (Loss) Earnings Per Common Share           $    (  .013) $      .024
                                                   ==========   ==========
Diluted (Loss) Earnings Per Common Share         $    (  .013) $      .024
                                                   ==========   ==========












See notes to financial statements.

                         VINEYARD OIL AND GAS COMPANY
                      Statements of Shareholders' Equity
                For the Years Ended December 31, 2002 and 2001


                                           Capital in    Retained
                                  Common   Excess of     Earnings     Treasury
                                  Stock    Par Value     (Deficit)     Stock
Balance at January 1, 2001       $256,278 $ 4,975,430  $(3,713,082)  $(224,920)

Stock Bonuses Awarded               7,500  (    7,500)           0           0

Net Income For the Year                 0           0      126,200           0
                                  _______   _________    __________    ________
Balance at December 31, 2001      263,778   4,967,930   (3,586,882)   (224,920)

Stock Bonuses Awarded               2,500  (    2,500)           0           0

Net (Loss) For the Year                 0           0   (   71,887)          0
                                  _______   _________    __________    ________
Balance at December 31, 2002     $266,278 $ 4,965,430  $(3,658,769)  $(224,920)
                                  =======   =========   ===========   =========



































See notes to financial statements.

VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 2002 and 2001

                                                     2002         2001
Operating Activities
  Net (loss) income                              $(   71,887)  $   126,200
  Adjustments to reconcile net (loss)income
   to net cash provided by (used in) operating
   activities:
    Depletion, depreciation and amortization          69,043        73,673
    Provision for losses on accounts receivable   (   90,022)      151,374
    (Gain) on disposal of assets                                (    1,000)
  Changes in operating assets and liabilities
   providing (using) cash:
    Accounts receivable                           (  397,174)    1,257,186
    Inventories                                   (    2,256)       17,538
    Prepaid expenses                              (   56,269)      379,652
    Accounts payable                                 918,602    (3,396,265)
    Accrued expenses                              (   28,382)   (   22,184)
    Deferred revenue                                     759         5,734
                                                   _________     _________
    Net cash provided by (used in)
     operating activities                            342,414    (1,408,092)
                                                   _________     _________
Investing Activities
  Purchases of property, plant and equipment      (    9,461)   (   44,632)
  Proceeds from sale of equipment                          0         1,000
  Change in investment in jointly-owned
   company                                             9,498        79,043
                                                   _________     _________
    Net cash provided by
     investing activities                                 37        35,411
                                                   _________     _________
Financing Activities
  Principal payments under capital lease
  obligation                                      (    9,754)   (    9,087)
                                                   _________     _________
    Net cash (used in)
     financing activities                         (    9,754)   (    9,087)
                                                   _________     _________

Increase (Decrease) in Cash                          332,697    (1,381,768)

Cash at Beginning of Year                            531,955     1,913,723
                                                   _________     _________
Cash at End of Year (Note B)                     $   864,652   $   531,955
                                                   =========     =========









See notes to financial statements.

 VINEYARD OIL AND GAS COMPANY
                  Notes to Financial Statements
                        December 31, 2002


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

    Property, Plant and Equipment - Property, plant and equipment is stated using historical cost. Expenditures for major additions or betterments are capitalized. Maintenance and repairs are charged to expense as incurred. Differences between amounts received and net carrying value of assets retired or disposed of are included in the income statement. For the year ended December
31, 2001 the Company realized a net gain on the disposal of assets of $1,000. There were no disposals for the year ended December 31, Depreciation of assets is computed by the straight-line method for financial reporting purposes at rates sufficient to amortize the costs over their estimated useful lives and by accelerated methods for income tax purposes.

Investments in Limited Partnerships - The Company accounts for its investments in limited partnerships under the proportional consolidation method, which recognizes its share of earnings or losses after the date of acquisition.

    Deferred Revenue - The Company, as general partner, has withheld from prior years' quarterly partnership distributions an estimated fee for future well plugging charges. The plugging fees are recorded as a deferred cost until the actual plugging costs have been incurred by the partnerships. The Company holds in escrow cash collected from the partnerships, plus earnings thereon, designated to cover these future costs. Future collections are contingent upon future revenue distributions and therefore are currently indeterminable. The Company plugged 28 oil and 4 gas wells in 1998 at a cost of $48,000. No wells were plugged in the years 1999 through 2002. See note G for additional information.

    Income Taxes - The Company provides for taxes based on income as reported in the income statement. Deferred income taxes and deferred tax assets and liabilities are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

    Earnings Per Share - Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding (5,325,563 in 2002 and 5,275,563 in 2001).

    The following schedule summarizes the changes in the number of shares of capital stock:

                                                               Common
                                                               Stock
    Balance at January 1, 2002                                5,275,563
    Issuance of shares - Year 2002                               50,000
                                                              _________
    Balance at December 31, 2002                              5,325,563
                                                              =========

    Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.

	At December 31, 2002, accounts receivable, net of allowance, amounted to $5,795,859.

    At December 31, 2002, the carrying amount of the Company's deposits was $864,652 and the bank balance was $1,032,769. Of the bank balance, $254,813 was covered by federal depository insurance, $147,195 was insured under a brokerage firm's umbrella policy, and $630,761 was uninsured.

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

    Marketing Risk Factors - The Company's gas marketing business segment is subject to certain financial exposure inherent to the industry. Extensive measures are taken to limit pricing and supply exposure, however the natural gas commodity traded by the Company is volatile and is driven by factors beyond the control of the Company.


NOTE B - CASH FLOW INFORMATION

    For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit and short-term investments with original maturities of three months or less.

    Short term investments consist of money market funds and are reported at market value, which equals cost.

    The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

    Cash paid during the year for:

                                                         2002           2001
      Interest                                        $  7,095     $    7,005
      Income taxes                                           0              0

      Noncash financing activities:
        Stock bonus awarded                              2,500              0

    Cash consists of the following at the end of each year presented:

                                                        2002           2001
    Cash in bank                                    $  717,457     $  387,026
    Short-term investments                             147,195        144,929
                                                     _________      _________
                                                    $  864,652     $  531,955
                                                     =========      =========

    Cash is classified as follows for financial statement reporting purposes:

                                                        2002           2001
    Unrestricted cash                               $  612,457     $  282,026
    Cash restricted for well plugging                  252,195        249,929
                                                     _________      _________
                                                    $  864,652     $  531,955
                                                     =========      =========

NOTE C - INCOME TAXES

    The components of the provision (benefit) for income taxes are:

                                                        2002           2001
    Current
      Federal                                         $      0       $      0
      State                                                  0              0
                                                       _______        _______
                                                      $      0              0
                                                       _______        _______
    Deferred
      Federal                                                0              0
      State                                                  0              0
      Valuation allowance                                    0              0
                                                       _______        _______
                                                             0              0
                                                       _______        _______
    Total tax provision                               $      0       $      0
                                                       =======        =======

	The tax effects of significant items comprising the net deferred tax asset are as follows:

                                                       2002           2001
    Deferred tax assets:
      Operating loss and tax credit carryforward   $ 1,492,436    $ 1,331,106
      Property and equipment                             4,446          3,145
                                                     _________      _________
    Total deferred tax assets                      $ 1,496,882    $ 1,334,251
    Valuation allowance                             (1,496,882)    (1,334,251)
                                                     _________      _________
    Net deferred tax asset                         $         0    $         0
                                                     =========      =========

    The net increase (decrease) in the valuation allowance was $162,631 between 2002 and 2001, primarily as a result of expiration of carryforwards and current year net loss.

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

    The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                                       2002           2001
    Statutory rate applied to pre-tax income         $      0       $ 32,450
    State taxes, net of federal tax benefit                 0         13,000
    Valuation allowance                                     0        (45,450)
                                                      _______        _______
    Provision for income taxes                       $      0       $      0
                                                      =======        =======

    The Company has available at December 31, 2002, unused operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                  Federal              Pennsylvania
                Year of       Unused Operating       Unused Operating
              Expiration      Loss Carryforward      Loss Carryforward
                 2003          $1,544,234              $        0
                 2004           1,593,565                       0
                 2005                   0                       0
                 2006             102,646                       0
                 2007               5,592                       0
                 2008              51,581                       0
                 2009                   0                  26,756
                 2010                   0                 310,375
                 2011              43,824                       0
                 2012                 418                       0

NOTE C - INCOME TAXES (CONTINUED)

                 2013                   0                      0
                 2014             159,937                      0
                 2015             302,085                      0
                               __________             __________
                               $3,803,882              $ 337,131
                                =========              =========


NOTE D - OTHER ASSETS

1.  Investment in jointly owned company

    The Company owns a 45% interest in Northern Pipeline Company, LLC, which operates a pipeline for the transportation of natural gas and which began operations in July, 1997. This investment is carried at cost, under the equity method, and is adjusted for the Company's proportionate share of undistributed earnings or losses.

    Following is a summary of unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC:

                                                         2002           2001
    Current assets                                    $180,266       $ 55,073
    Property and equipment, net                        362,387        440,998
    Other assets, net                                        0              0
                                                       _______        _______
                                                      $542,653       $496,071
                                                       =======        =======
    Current liabilities                               $116,649       $ 58,561
    Equity                                             426,004        437,510
                                                       _______        _______
                                                      $542,653       $496,071
                                                       =======        =======
    Sales                                             $344,586       $350,826
                                                       =======        =======
    Net income                                        $ 62,802       $178,410
                                                       =======        =======

2. Long term trade receivables - Long term trade receivables represent receivables expected to be collected after December 31, 2003.


NOTE E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

Transactions and balances for December 31, 2002 and 2001 are as follows:

                                                         2002           2001
    Well services revenue                            $  61,224      $  49,339

    Production and royalties revenue                   322,945        496,570

    Gas marketing revenue                                    0              0
                                                       _______        _______
                                                     $ 384,169      $ 545,909
                                                       =======        =======
    Accounts receivable                              $ 273,102      $ 127,875
                                                       =======        =======
    Accounts payable                                 $(610,190)     $(177,184)
                                                       =======        =======

2. The Company charges Northern Pipeline, LLC, for equipment rental and a monthly management fee.

    Transactions and balances for December 31, 2002 and 2001 are as follows:

                                                         2002           2001
    Equipment rental and service
     income                                           $ 51,692       $      0

    Other income                                         4,320          4,320
                                                       _______        _______
                                                      $ 56,012       $  4,320
                                                       =======        =======
    Accounts receivable                               $ 52,674       $  2,400
                                                       =======        =======
    Accounts payable                                  $ 39,266       $ 47,829
                                                       =======        =======

3. In May 2002, in a private transaction, Sabre Oil and Gas, Inc. acquired a 19.8% interest in the company from a group of shareholders, which included four of the seven directors of the company. Sabre and its affiliate, East Resources, Inc., are major suppliers of natural gas production sold under the Company's gas marketing segment. In 2002, Vineyard purchased $7,830,041 of natural gas from East Resources and Sabre. Accounts payable at December 31, 2002 included $1,107,613 and $1,127,378 to East Resources and Sabre respectively.

	Sabre and East also collectively own 55% of Northern Pipeline, L.L.C.

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

    The Company's segment profit or loss and assets are as follows:


                                           Oil & Gas
                    Gas      Equipment    Production &  a)  All
                 Marketing    Rental     Well Services     Others     Totals

2002
Revenues from
 external
 customers     $23,496,035   $ 431,468  $    515,054    $       0 $ 24,442,557

Intersegment
 revenues                0           0             0            0            0

Other revenue            0           0             0      137,255      137,255

Depreciation
 and
 amortization            0           0        54,444       14,599       69,043

Interest                 0           0             0        7,095        7,095


NOTE F - BUSINESS SEGMENT INFORMATION (CONTINUED)

Segment
profit (loss)      399,141     ( 18,521)     235,163     (687,670)     (71,887)

Segment
 assets          5,520,174      239,234      744,732      983,050    7,487,190

Expenditures
 for segment
 assets                  0           0             0        9,461        9,461

2001
Revenues from
 external
 customers      33,954,540     519,713       718,172            0   35,192,425

Intersegment
 revenues                0           0             0            0            0

Other revenue            0           0             0      172,018      172,018

Depreciation
 and
 amortization            0           0        54,019       19,654      73,673

Interest                 0           0             0        7,005       7,005

Segment
 profit (loss)     549,360    ( 24,806)      395,294   (  793,648)    126,200

Segment
 assets          5,307,755      73,519       882,291      414,286   6,677,851

Expenditures
 for segment
 assets                  0             0      31,915       12,719      44,634

a) Revenue from segments below quantitative thresholds are attributable to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others".

NOTE G - COMMITMENTS AND CONTINGENCIES

1.  Well-Plugging

    All except four of the limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs. (See Note A.) Upon closing of the partnerships, the Company will now assume all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 2002, the wells transferred to the Company from these partnerships continued to produce oil and gas. Also, as of December 31, 2002, the Company owned 164 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

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

    Lastly, future explorations may discover formations deeper than those existing, and non-producing wells may be deepened to access them. For these reasons, no well-plugging liability relating to gas wells owned directly by the Company, or in which the Company has an interest as a general partner, has been recorded as of December 31, 2002. Contingent upon the quantity of wells which would revert to landowners and based on the average cost to currently plug wells, the well plugging liability could range from zero to one million, two hundred thousand dollars.

2.  Other

    The Company is also a party to several actions which arise in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.


NOTE H - MAJOR CUSTOMERS AND SUPPLIERS

    The Company made a substantial portion of its gas marketing sales to five customers in 2002 and 2001. During 2002 and 2001, sales to these customers aggregated approximately $6,227,927 (27%) and $14,824,000 (44%), respectively. At December 31, 2002 and 2001, amounts due from those customers included in trade accounts receivable were approximately $93,950and $1,567,000, respectively.

    The Company purchased from nine suppliers approximately $14,175,465 (62%) and $26,304,000 (79%)of gas for resale, during 2002 and 2001, respectively. At December 31, 2002 and 2001, amounts due to those suppliers included in Accounts payable were approximately $3,622,875 and $3,244,775, respectively.


NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.

The estimated fair values of the Company's financial instruments as of December 31, 2002 , are as follows:

                                                    Carrying
                                                     Amount    Fair Value
    Financial assets:
      Cash                                        $  864,652   $  864,652
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

                                                    Gas (MCF)     Oil (BBL)
Proved reserves at December 31, 2000                 870,937          216

Production 2001                                     (128,327)      (2,433)

Revisions in previous quantity estimates              76,612        2,730
                                                     _______        _____
Proved reserves at December 31, 2001                 819,222          513

Production 2002                                     (129,187)      (1,582)

Revisions in previous quantity estimates              73,954        1,669
                                                     _______        _____
Proved reserves at December 31, 2002                 763,989          600
                                                     =======        =====

    Capitalized Costs - The Company's net investment in oil and gas producing properties, at December 31, 2002 and 2001 is as follows:

                                                       2002           2001
    Proved oil and gas properties                  $ 5,482,134    $ 5,449,978
    Accumulated depletion, depreciation
     and amortization                               (5,348,027)    (5,285,652)
                                                     _________      _________
                                                   $   134,107    $   164,326
                                                     =========      =========

Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development Activities - There were no costs incurred in oil and gas property acquisitions, exploration and development activities for the years ended December 31, 2002 and 2001.

    Results of Operations for Oil and Gas Producing Activities - The following summarizes the "Results of Operations for Producing Activities" as defined by SFAS 69, for the years ended December 31, 2002 and 2001. As required, income taxes are included in the results, but were computed under SFAS guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.

                                                        2002           2001
    Revenues                                          $453,175       $668,833
                                                       _______        _______
    Less:
      Production costs                                $143,834       $186,794
      Depletion, depreciation
       and amortization                                 30,219         24,368
                                                       _______        _______
                                                      $174,053       $211,162
                                                       _______        _______
                                                      $279,122       $457,671
    Income taxes                                             0              0
                                                       _______        _______
    Results of operations from oil and
     gas producing activities before
     corporate overhead and interest costs            $279,122       $457,671
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

                                                       2002           2001
    Future cash inflows                            $ 3,179,000    $ 1,147,000
    Future production costs                         (1,221,000)    (  362,000)
    Future income tax expense                                0              0
                                                     _________      _________
    Future after-tax net cash
     flows                                           1,958,000        785,000
    10% annual discount                             (1,105,000)    (  443,000)
                                                     _________      _________
    Standardized measure of
     discounted future net
     cash flows                                    $   853,000    $   342,000
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


                                                         2002           2001
    Beginning of year                              $   342,000    $ 1,575,000
                                                     _________      _________
    Changes resulting from:
      Sales of production                           (  454,000)    (  669,000)
      Net change in prices
       relating to future
       production                                    1,377,000     (  457,000)
      Extensions and discoveries                                            0
      Revisions in previous
       quantity estimates                            ( 749,000)    (  238,000)
      Accretion of discount                             34,000        158,000
      Net change in income taxes                             0              0
      Other                                            303,000     (   27,000)
                                                     _________      _________
      Net increase (decrease)                          511,000     (1,233,000)
                                                     _________      _________
    End of year                                    $   853,000    $   342,000
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

    During 2002, the marketing agent willingly terminated employment with the company nullifying the employment contract prior to expiration. Also, the president's contract has passed its expiration date without renewal. However, the contract does carry an "evergreen" clause stating that employment may be terminated by either party with thirty day written notification.


NOTE L - LETTERS OF CREDIT AND LINE OF CREDIT

    At December 31, 2002 and 2001, the Company had a $250,000 outstanding letters of credit.

    In addition, the Company had an approved line of credit of $500,000 of which $242,380 was offset against the letters of credit, with $257,620 unused and available at year end. The line is secured by certain real estate owned by the Company.

NOTE M - LEASES

    The Company is the lessee of a Mack CH 613 T/A Tractor under a capital lease expiring in 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense.

    Following is a summary of property held under capital leases:

                                                         2002          2001
    Mack CH 613 T/A Tractor                             $ 75,000      $ 75,000

    Less: accumulated amortization (or depreciation)     (41,250)      (26,250)
                                                          ______       _______

                                                        $ 33,750      $ 48,750
                                                          ======       =======


    Minimum future lease payments under capital leases as of December 31, 2002 for each of the next three years and in the aggregate are:

              2003                                      13,719
              2004                                      13,719
              2005                                      29,386
                                                       _______
   Total minimum lease payments                         56,824
   Less: Amount representing interest                 (  6,375)
                                                       _______
   Present value of net minimum lease payment           50,449
   Less: Current portion                              ( 10,470)
                                                       _______
   Long term capital lease obligation                $  39,979
                                                       =======

    Certain capital leases provide for renewal and/or purchase options. Generally, purchase options are at prices representing the expected fair value of the property at the expiration of the lease term. Renewal options are for periods mutually agreed upon with lessor at their fair rental value at time of renewal.


NOTE N - PLEDGED ACCOUNTS RECEIVABLE

    The Company has pledged trade account receivables under a security agreement with East Resources, Inc., equal to 150% of the outstanding balance due to East Resources, Inc. as of December 31, 2002.

NOTE O.  CERTIFICATION OF DISCLOSURE IN ANNUAL REPORT

      The following statements serve to certify that the President and Treasurer/Accountant:
      1.)  have reviewed the report being filed.

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

/s/ James M. Reynard
JAMES M. REYNARD            Treasurer/Accountant

                       FORM 10-KSB ITEM 13
                  VINEYARD OIL AND GAS COMPANY
                             EXHIBITS


Exhibit Number               Document

      11                     Computation of Earnings Per Share

                           EXHIBIT NUMBER 11
                   COMPUTATION OF EARNINGS (LOSS) PER SHARE
            For the Years Ended December 31, 2002 and 2001


                                                       2002            2001
Net (Loss) Income                                   $ ( 71,887)   $   126,200
                                                     =========      =========

Basic (Loss) Earnings
  Weighted average number of common
   Equivalent shares outstanding                     5,325,563      5,275,563
                                                     _________      _________
  Basic (loss) earnings per common share            $ (   .013)   $      .024
                                                     =========      =========

Diluted
  Weighted average number of common
   Equivalent shares outstanding                     5,325,563      5,275,563
  Shares to be issued for compensation                       0         50,000
                                                     _________      _________
  Number of shares for diluted calculation           5,325,563      5,325,563
                                                     _________      _________
  Diluted (loss) earnings per common share          $ (   .013)   $      .024
                                                     =========      =========