Form 10QSB
period 2003-03-31
VINEYARD OIL & GAS CO
filed 2003-08-21
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

     Common Stock, No Par Value - 5,325,562.50 shares as of March 31,2003

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                       March 31,  December 31,
                                                       2003       2002
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                 $1,528,714  $  612,457
  Accounts receivable                                   8,387,691   5,795,859
  Inventories                                              54,742      51,825
  Prepaid Expenses                                        191,599     134,711
                                                      -----------  ----------
Total Current Assets                                   10,162,746   6,594,852

Property, Plant and Equipment
  Land and land improvements                              193,680     193,680
  Building and improvements                               267,658     267,618
  Oil and gas properties                                5,482,134   5,482,134
  Drilling and other equipment                          1,239,353   1,239,353
                                                      -----------  ----------
                                                        7,182,825   7,182,785

 Less accumulated depreciation                         (6,824,632) (6,811,637)
                                                      -----------  ----------
                                                          358,193     371,148
                                                      -----------  ----------
Leased Property
  Capital lease, less accumulated depreciation             30,000      33,750
                                                      -----------  ----------
Other Assets
  Long term trade receivable						   150,000     150,000
  Cash restricted for well plugging                       252,592     252,195
  Investments                                             104,576      85,245
                                                       ----------  ----------
                                                          507,168     487,440
                                                       ----------  ----------
TOTAL ASSETS                                          $11,058,107  $7,487,190
                                                       ----------   ---------









                                                       March 30,  December 31,
                                                       2003       2002
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $9,233,606   $5,043,120
    Production distribution payable                       363,876      610,190
  Accrued expenses                                         31,027       41,090
  Current portion of long term debt                        10,657       10,470
                                                       ----------   ----------
Total Current Liabilities                               9,639,166    5,704,870


Long-term liabilities
  Obligations under capital leases                         37,244       39,979

Deferred revenue                                          394,643      394,322
                                                       ----------   ----------

Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at March 31, 2003 and December 31, 2002
  at stated value of $.05                                 266,278      266,278

Additional paid-in capital                              4,965,430    4,965,430
                                                       ----------   ----------
                                                        5,231,708    5,231,708

Retained earnings (deficit)                           ( 4,019,734)  (3,658,769)
                                                       ----------   ----------
                                                        1,211,974    1,572,939
Less: cost of 67,944 shares held in treasury            ( 224,920)   ( 224,920)
                                                       ----------   ----------
                                                          987,054    1,348,019
                                                       ----------   ----------
                                                      $11,058,107  $ 7,487,190
                                                       ----------   ----------

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE THREE MONTHS
                        ENDED March 31, 2003 AND 2002
                          VINEYARD OIL & GAS COMPANY
                                                       3 Months     3 Months
                                                       Ended        Ended
                                                       March        March
                                                       31, 2003     31, 2002
Earned revenues
   Gas Marketing                                     $13,454,799 $ 6,848,918
   Well Services                                          10,815      24,921
   Production and Royalties                              132,028      94,478
   Equipment rental                                       57,567     264,785
                                                       ---------   ---------
                                                      13,655,209   7,233,102
Other Income
   Rent and other income                                  18,142      14,819
   Equity in earnings of jointly
   owned company                                          32,165       9,103
                                                       ---------   ---------
                                                      13,705,516   7,257,024
                                                       ---------   ---------
Cost and Expenses
   Direct costs of earned revenues
     Gas marketing                                    13,742,194   6,526,084
     Well services                                        29,999      19,903
     Production                                           50,117      26,771
     Equipment expenses                                   56,970     216,676
     Depreciation/amortization                            13,412      11,547
                                                       ---------   ---------
                                                      13,892,692   6,800,981

General and Administrative                               169,022     212,398
Depreciation                                               3,334       5,135
Interest                                                   1,108       2,274
                                                       ---------   ---------
                                                      14,066,156   7,020,788
Net (loss) income                                      ---------   ---------
before income taxes                                    ( 360,640)    236,236
                                                       ---------   ---------
Income taxes (Note 3)                                        325       5,031
                                                       ---------   ---------
Net (loss) income                                      ( 360,965)    231,205
                                                       ---------   ---------
Basic(loss)earnings per common share                     (  .068)       .043
                                                        --------    --------
Diluted(loss)earnings per common share                   (  .068)       .043
                                                        --------    --------
See Note to condensed financial statements

                         CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE THREE MONTHS ENDED March 31, 2003 AND 2002

                                                       3 Months    3 Months
                                                       Ended       Ended
                                                       March       March
                                                       31, 2003    31, 2002
Cash flow from operating
  activities:
(Loss) income from operations                      $ ( 360,965)  $ 231,205
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization                          16,746      16,682
 Provision for losses on
  accounts receivable and
  inventories                                            7,577       6,000

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable                              (2,599,409)    636,117
   Inventories                                      (    2,917)  (   6,171)
   Prepaid expenses                                 (   56,888)     37,029
   Other assets                                     (   19,332)     15,352
   Accounts payable                                  3,944,173   ( 868,658)
   Other current liabilities                        (   10,063)  (  35,729)
   Deferred revenue                                        321         658
                                                    ----------   ---------
 Net cash provided by
   operating activities                                919,243      32,485
                                                    ----------   ---------
Cash flow from investing
activities: capital expenditures                    (       41)       -0-
Proceeds from asset sale                                   -0-        -0-
                                                    ----------   ---------
Net cash (used in) investing                        (       41)       -0-
activities                                          ----------   ---------

Cash flow from financing activities:
  Principal payments on borrowings                 (    2,548)   (  2,374)
  Proceeds from bank loans                                -0-     150,000
                                                     ---------   ---------
Net cash (used in) financing activities            (    2,548)   (147,626)
                                                     ---------   ---------



Increase in cash                                      916,654     180,111
Cash at beginning of period                           864,652     531,955
                                                    ---------   ---------
Cash at end of period                             $ 1,781,306  $  712,066
                                                    ---------   ---------

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        March 31, 2003

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the three months ended March 31, 2003, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,325,562.50 in 2003 and 2002).

3. No federal income tax was due or paid during the periods ending March 31, 2003, and 2002, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

          For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturities of three months or less.

          Short-term investments consist of money market funds, and are reported at market value, which equals cost.

The Company's cash payments for interest and income taxes were as follows:

          Cash paid during the three month period ending March 31, for:

                                    2003          2002
                                   ------        ------
                Interest            1,108         2,274
                Income Taxes          325         5,031


          Cash consists of the following for the periods indicated:

                                  March 31, 2003        December 31, 2002

     Cash in bank                    $1,528,714              $  612,457
     Cash restricted for well
       plugging                         252,592                 252,195
                                     ----------              ----------
                                     $1,781,306              $  864,652
                                     ----------              ----------

5. LOAN PAYABLE
                                  March 31, 2003        December 31, 2002
      Vehicle loan payable in monthly
        Installments to April , 2005    $ 47,901                $ 50,449
      Less current portion               (10,657)                (10,470)
                                        --------                --------
                                          37,244                  39,979
                                        --------                --------

7.125% loan, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

      Maturities of long term portion are as follows:

                Year ending
                March 31             Principal
                -----------          ---------
2004                    11,440
2005                    25,804
---------
                                       $37,244
                                     ---------

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

The Company's segment profit or loss and assets are as follows:

                              Well Services
               Gas            and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals

March 31,
2003

Revenues
from
external
customers     13,454,799      68,382        132,028         -0-    13,655,209

Intersegment
revenues           -0-         -0-           -0-            -0-         -0-

Other
revenue            -0-         -0-           -0-           50,307      50,307

Depreciation
and
amortization       -0-         5,912         7,500          3,334      16,746

Segment (loss)
profit          (287,395)    (24,499)       74,411       (123,482)   (360,965)

Segment
assets         8,208,385     237,871       715,323      1,896,528  11,058,107

Expenditures
for segment
assets             -0-          -0-         -0-               41          41


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

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others"

7. CURRENT EVENTS

In February of 2003, the company's marketing segment underdelivered a small percentage of its customer's natural gas requirements. As a result of abnormally high gas consumption combined with related production constraints, the local gas utility company (National Fuel Distribution Company) supplied the customers needs. The company's invoice for the underdelivered amount was $505,307.18. Additional charges were incurred by Vineyard's customers in the amount of $187,687.24. These charges are a contracted responsibility of the company's "pooled" producers, who market natural gas through the company by yearly contract.

The company filed a complaint with the Pennsylvania Public Utility Commission. In an effort to settle the dispute, National Fuel made a settlement offer, reducing the charged amount by over 40%. At the time of this writing, negotiations continue and the company is hopeful that the amount could be further reduced.

Vineyard is reporting the liability at the offered settlement amount of $432,417.73 and simultaneously reporting a receivable from the pool producers associated with the charges.


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



PRINCIPAL AND FINANCIAL OFFICER'S SIGNATURES

VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President

/s/ James M. Reynard
JAMES M. REYNARD            Secretary/Treasurer

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED MARCH 31, 2003

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position increased $916,654 during the quarter ended March 31, 2003. Cash from operations totaled $919,243 for the same period. Of that amount, accounts receivable and accounts payable increases resulted in a net increase of $1,344,764, other current liability decreases reduced cash by $10,063 and inventory increases reduced cash $2,917. Increases in both prepaid expenses and other assets reduced cash an additional $76,220. Deferred revenue had a small impact to operations, increasing cash by $321. The quarter's net loss of $360,965 further reduced operational cash flow. Adding back depreciation and provisions for losses totaling $24,323, cash from operating activities is calculated at $919,243. Minor adjustments to fixed asset balances resulted in a $41 dollar use of cash due to investment activities. Cash is further reduced by $2,548 for principal payments made on a lease.

Revenues increased $6,448,492 for the three month period ended March 31, 2003, over the same three month period in 2002. Gas marketing revenue increased by $6,605,881 in this period and is by far the most significant change of all the business segments. The increase in gas marketing revenue is associated to a combination of price and volume increases. Market prices in the three month period ended March 31, 2003 were significantly higher (in excess of two to three times higher) then market prices for the same period in 2002. The price increase was coupled with a volume increase of approximately 30% in 2003 over the same period in 2002. Well services and equipment rental and service income decreased a total of $221,324 over the same period last year. The most significant reason for the decline in revenue was a large pipeline project that was completed in the first quarter of 2002. This significant project accounts for approximately $230,000 in gross revenue in 2002. Production and Royalties increased $37,550 over the prior period due mainly to a combination of price and volume. In order to take advantage of the price increases explained above the company increased gas and oil production. Rent and other income increased by $3,323 and is predominately attributable to the reclassification of finance charge income to this business segment in the three month period ended March 31, 2003. Equity in earnings of a jointly owned company (Northern Pipeline, LLC.) increased by $23,062 in 2003. The increase is attributable to an increase in the gathering fee charged and an increase in volume through the pipeline.

Cost of revenues increased $7,045,368 over the similar period in 2002. Gas purchases increased by $7,216,110. Significant increases in expenses are related to the gas marketing revenue explanation from above. The profit margin deteriorated in 2003 resulting in a business segment loss of $287,395. The decrease in margin is related to unscheduled demand. Below normal temperatures for the period sparked higher than anticipated consumption, forcing the company to cover volume demand by purchasing gas in the cash market. These prices were significantly higher then market prices and in most cases exceeded contracted prices with the customers. Well service and

Equipment Rental expenses decreased $149,610 from the prior year. The decrease is directly related with the pipeline project explained above. Production expenses increased by $23,346 in 2003. As mentioned, to take advantage of increased prices the company increased production, which resulted in higher expenses. All other general and administrative expenses decreased $43,376 from the similar period in 2002. The majority of these expenses boast a reduction from the same period in 2002. Some of the more significant decreases are related to accounting fees, salaries, payroll taxes and travel/entertainment.

Net loss of $360,965 represents a decrease of $592,170 over the same period in 2002. The schedule of segment profit and loss shows the changes by business segment. The gas marketing segment suffered a loss of $287,395 resulting in a margin decrease of $610,229 from the same period in 2002. As explained above, the deterioration in margin was due to higher then normal costs to purchase gas. Well services and equipment rental produced a segment loss of $24,499 decreasing the margin by $72,079 from 2002. Removing the profit impact of the large pipeline project (approximately $67,000) explained above, an increase in several overhead expenses is the reason for the decrease in margin. Production reported a segment profit of $74,411 up $12,704 from the prior year. An increase in prices coupled by the deliberate increase in production resulted in the improved margin for the production segment. All other costs, net of other revenue resulted in a segment loss of $123,482 for 2003. This shows a margin improvement of $77,434 from 2002. The improvement is the result of increased other revenue and control of expenses.

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