Form 10QSB
period 2003-06-30
VINEYARD OIL & GAS CO
filed 2003-09-24
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

     Common Stock, No Par Value - 5,325,562.50 shares as of June 30,2003

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                       June 30,   December 31,
                                                       2003       2002
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                 $2,190,357  $  612,457
  Accounts receivable                                   4,047,841   5,795,859
  Inventories                                              52,718      51,825
  Prepaid Expenses                                         37,935     134,711
                                                      -----------  ----------
Total Current Assets                                    6,328,851   6,594,852

Property, Plant and Equipment
  Land and land improvements                              193,680     193,680
  Building and improvements                               267,659     267,618
  Oil and gas properties                                5,482,134   5,482,134
  Drilling and other equipment                          1,239,353   1,239,353
                                                      -----------  ----------
                                                        7,182,826   7,182,785

 Less accumulated depreciation                         (6,837,503) (6,811,637)
                                                      -----------  ----------
                                                          345,323     371,148
                                                      -----------  ----------
Leased Property
  Capital lease, less accumulated depreciation             26,250      33,750
                                                      -----------  ----------
Other Assets
  Long term trade receivable						    150,000    150,000
  Cash restricted for well plugging                        252,970    252,195
  Investments                                               93,923     85,245
                                                      ------------ ----------
                                                           496,893    487,440
                                                      ------------ ----------
TOTAL ASSETS                                           $ 7,197,317 $7,487,190
                                                      ------------ ----------











CAPTION>
                                                       June 30,   December 31,
                                                       2003       2002
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $5,481,321   $5,043,120
    Production distribution payable                       204,060      610,190
  Accrued expenses                                         34,923       41,090
  Current portion of long term debt                        10,848       10,470
                                                       ----------   ----------
Total Current Liabilities                               5,731,152    5,704,870


Long-term liabilities
  Obligations under capital leases                         34,459       39,979

Deferred revenue                                          395,021      394,322
                                                        ----------  ----------

Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at June 30, 2003, at stated value of $.05               266,278      266,278

Additional paid-in capital                              4,965,430    4,965,430
                                                       ----------   ----------
                                                        5,231,708    5,231,708

Retained earnings (deficit)                            (3,970,103)  (3,658,769)
                                                       ----------   ----------
                                                        1,261,605    1,572,939
Less: cost of 67,944 shares held in treasury           (  224,920)  (  224,920)
                                                       ----------   ----------
                                                        1,036,685    1,348,019
                                                       ----------   ----------
                                                       $7,197,317  $ 7,487,190
                                                       ----------   ----------

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE SIX MONTHS
                        ENDED June 30, 2003 AND 2002
                          VINEYARD OIL & GAS COMPANY
                                 3 Months    3 Months    6 Months     6 Months
                                 Ended       Ended       Ended        Ended
                                 June 30,    June 30,    June 30,     June30,
                                 2003        2002        2003         2002
Earned revenues
   Gas Marketing               $9,019,598  $5,049,376  $22,474,397 $11,898,294
   Well Services                   28,027       8,022       38,842      32,943
   Production and Royalties       154,857     100,478      286,885     194,956
   Equipment rental and
   service income                  19,379     107,431       76,946     372,216
                                 ---------   ---------    ---------  ---------
                                9,221,861   5,265,307   22,877,070  12,498,409
Other Income
   Rent and other income           33,841      19,204       51,983      34,023
   Equity in earnings of jointly
   owned company                   24,362      13,904       56,527      23,007
                                 ---------   ---------    ---------  ---------
                                9,280,064   5,298,415   22,985,580  12,555,439
                                 ---------   ---------    ---------  ---------
Cost and Expenses
   Direct costs of earned
   revenues
     Gas marketing              8,916,181   5,019,454   22,658,375  11,545,538
     Well services                 39,907      23,690       69,906      43,593
     Production                    38,387      32,406       88,504      59,177
     Equipment expenses            47,445     102,052      104,415     318,728
     Depreciation/amortization     13,286      11,546       26,698      23,093
                                 ---------   ---------    ---------  ---------
                                9,055,206   5,189,148   22,947,898  11,990,129

General and Administrative        171,058     184,112      340,080     396,510
Depreciation                        3,334       3,374        6,668       8,509
Interest                              836       1,812        1,944       4,086
                                 ---------   ---------    ---------  ---------
                                9,230,434   5,378,446   23,296,590  12,399,234
                                 ---------   ---------    ---------  ---------
Net income(loss) before taxes      49,630     (80,031)    (311,010)    156,205
                                 ---------   ---------    ---------  ---------
Income taxes (Note 3)               -0-         -0-            325       5,031
                                  --------   ---------    ---------   --------
Net income(loss)                   49,630     (80,031)    (311,335)    151,174
                                  ---------  ---------    ---------  ---------
Base earnings per common share       .009       (.015)       (.058)       .028
                                  ---------  ---------    ---------  ---------

See Note to condensed financial statements


                        CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2003 AND 2002

                                  3 Months    3 Months    6 Months    6 Months
                                   Ended       Ended      Ended       Ended
                                   June 30,    June 30,   June 30,    June 30,
                                   2003        2002       2003        2002
Cash flow from operating
  activities:
Income (loss) from operations    $ 49,630     (80,031)    (311,335)    151,174
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     16,620      14,920       33,366      31,602
 Provision for losses on
  accounts receivable and
  inventories                      13,795       6,000       21,372      12,000
 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable          4,326,055   1,397,615    1,726,646   2,033,732
   Inventories                      2,024       2,258         (893)     (3,913)
   Prepaid expenses               153,664      (4,160)      96,776      32,869
   Other assets                    10,655     (11,503)      (8,677)      3,849
   Accounts payable            (3,912,102) (1,081,083)      32,071  (1,949,741)
   Other current liabilities        3,896      11,275       (6,167)    (24,454)
   Deferred revenue                   378         631          699       1,289
                                 ----------   ---------   ---------   --------
 Net cash provided by (used in)
   operating activities           664,615     255,922    1,583,858     288,407
                                 ----------   ----------  ---------   --------
Cash flow from investing
activities: capital expenditures    -0-       ( 9,462)         (41)     (9,462)
                                 ---------    ---------   ---------  ---------
Net cash used in investing          -0-        (9,462)         (41)     (9,462)
activities                       ---------    ---------   ---------  ---------
Cash flow from financing activities:
  Principal payments on borrowings (2,594)     (2,417)      (5,142)     (4,791)
  Proceeds from bank loans           -0-     (150,000)        -0-         -0-
                                 ---------    ---------   ---------  ---------
Net cash (used in) financing       (2,594)   (152,417)      (5,142)     (4,791)
activities                       ---------    ---------   ---------  ---------
Increase (Decrease) in cash       662,021      94,043    1,578,675     274,154
Cash at beginning of period     1,781,306     712,066      864,652     531,955
                                 ---------   ---------   ---------  ----------
Cash at end of period         $ 2,443,327  $  806,109   $2,443,327 $   806,109
                                 ---------   ---------   ---------  ----------

See notes to condensed financial statements.

                                 VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        JUNE 30, 2003

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the six months ended June 30, 2003, and are not necessarily indicative of the results to be expected for the full year.

2. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,325,562.50 in 2003 and 2002).

3. No federal income tax was due or paid during the periods ending June 30, 2003, and 2002, due to available operating loss carry forwards.

4.  Cash is classified as follows for financial statement reporting purposes:

          For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturates of three months or less.

          Short-term investments consist of money market funds, and are reported at market value, which equals cost.

          The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

          Cash paid during the six month period ending June 30, for:

                                    2003          2002
                                   ------        ------
                Interest            1,944         4,086
                Income Taxes          325         5,031

          Cash consists of the following for the periods indicated:

                                     June 30, 2003           December 31, 2002

     Cash in bank                    $2,190,357              $  612,457
     Cash restricted for well
       plugging                         252,970                 252,195
                                     ----------              ----------
                                     $2,443,327              $  864,652
                                     ----------              ----------

4.  LOAN PAYABLE
                                      June 30, 2003          December 31, 2002
      Vehicle loan payable in monthly
        Installments to April , 2005    $ 45,307                $ 50,449
      Less current portion                10,848                  10,470
                                        --------                --------
                                          34,459                  39,979
                                        --------                --------
7.125% loan, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

      Maturities of long term portion are as follows:

                Year ending
                June 30              Principal
                -----------          ---------
2004                     5,719
2005                    28,740
---------
                                       $34,459
                                     ---------

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

The Company's segment profit or loss and assets are as follows:

                              Well Services
             Gas & Electric   and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals
June 30,
2003

Revenues
from
external
customers     22,474,397       115,788       286,885        -0-    22,877,070

Intersegment
revenues           -0-         -0-           -0-            -0-         -0-

Other
revenue            -0-         -0-           -0-          108,510     108,510

Depreciation
and
amortization       -0-        11,698        15,000          6,668      33,336

Segment profit  (183,978)    (70,231)      183,381       (240,507)   (311,335)

Segment
assets         3,886,723     305,233       556,780      2,448,581   7,197,317

Expenditures
for segment
assets             -0-          -0-         -0-            9,462       9,462

June 30,
2002

Revenues
from
external
customers      11,898,294    405,159       194,956          -0-    12,498,409

Other
revenue             -0-        -0-          -0-            57,030      57,030

Depreciation
and
amortization        -0-       11,093        12,000          8,509      31,602

Segment profit    352,756     31,745       123,779       (357,106)    151,174

Segment
assets          2,905,473    357,086       617,168        971,601   4,851,328

Expenditures
for segment
assets              -0-        -0-           -0-           9,462        9,462

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

Vineyard is reporting the liability at the amount of $393,888.19 and simultaneously reporting a receivable from the pool producers associated with the charges.


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



PRINCIPAL AND FINANCIAL OFFICER'S SIGNATURES

VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President

/s/ James M. Reynard
JAMES M. REYNARD            Secretary/Treasurer

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED JUNE 30, 2003

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's cash position increased $1,578,675 for the six month period ended June 30, 2003, and increased $662,021 for the three month period ended June 30, 2003. Cash from operations reported a $1,583,858 and $664,615 increase for the same periods, respectively. Of these amounts, decreases in accounts receivable increased cash $1,726,646 for the six months ended June 30, 2003 and $4,326,055 for the three month period. Inventory had minimal impact on cash for both periods decreasing cash by $893 for the six month period and increasing cash by $2,024 in the three month period. Prepaid and other assets accounted for an increase to cash totaling $88,099 for the six month period and $164,319 for the three month period. An overall increase in trade payables increased cash by $32,071 for the six month period and a significant reduction in trade payables in the second quarter decreased cash by
 $3,912,102 for the three month period ended June 30, 2003. Current liabilities had a negative impact to cash totaling $6,167 for the six month period and increased cash by $3,896 for the three month period. Deferred revenue had a positive impact of $699 and $378 to cash in both periods,respectively. The overall net loss of $311,335 further reduced operational cash for the six month period, however the second quarter net income of $49,630 increased operational cash flow in the three month period. Adding back depreciation and provisions for losses totaling $54,738 and $30,415 respectively, cash from operating activities is calculated at $1,583,858 for the six month period and $664,615 for the three month period. Minor adjustments to fixed asset balances resulted in a $41 dollar use of cash from investment activities in the six month period. Cash is further reduced by $5,142 and $2,594 respectively, for principal payments made on a lease.

Total earned revenues increased by $10,430,141 or 83% for the six month period ending June 30, 2003 over the same period in 2002. The three month period ending June 30, 2003 reported a 75% increase totaling $3,981,649 over the same period in 2002.

Gas marketing revenue reported a $10,576,103 or 89% increase in the first six months of 2003 over the same period in 2002. By far the largest business segment of the company, gas marketing increases remain related to higher market prices and volume over the same period in 2002. Gas Marketing expense increased by $11,112,837 or 96% for the six month period. The margin reduction predominately occurred in the first quarter of 2003 due to unscheduled demand forcing the company to purchase higher priced gas to meet customer demand at lower contracted sale prices. A positive gross margin for gas marketing of $103,417 for the 2nd quarter 2003 has helped reduce the overall gross margin loss of $183,978.

  Well services and equipment rental revenue decreased a total of $289,371 over the same six month period in 2002. The most significant reason for the decline was a large pipeline project (approximately $230,000 in gross revenue) that was completed in the first quarter of 2002. Comparing results of the second quarter, revenue declined $68,047 for the three months ended June 30, 2003 from the same period in 2002. This decline is attributable to a drop in billable jobs. Management's decision to control expenses attributed to a $38,390 decrease in expenses for the three month period ending June 30, 2003 over the same period in 2002. However, the business segment has suffered an overall gross margin loss of $70,231 for the six months ended June 30, 2003.

Production and Royalty revenue increased by $91,929 or 47% for the six month period. The primary reason for the increase is related to higher market prices. Costs associated with this business segment increased by $29,327 for the first six months of 2003 compared to the same period in 2002. Including $15,000 in well amortization expense the business segment reported a gross margin profit of $183,381 for the first six months ended in 2003.

Other income, consisting of mostly rental income and equity earnings in a jointly owned company, was reported at $108,510 for the six months ended June 30, 2003. This boasts a $51,480 increase over the same period in 2002. The increase is attributable to improvements with the jointly owned company.

General and administrative expenses totaled $340,080 for the six months ended June 30, 2003 resulting in a $56,430 or 14% reduction in expenses when compared to the same period in 2002. Some of the significant cost savings are related to salaries, equipment rental and accounting fees.

The net loss of $311,355 for the first six months of operations in 2003 represents a $462,509 reduction in net income when compared to the same period in 2002. However, improvements in operating performance can be confirmed by the second quarter 2003 net income of $49,630, representing a $129,661 increase in net income compared to the same three month period in 2002.

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