Form 10KSB/A
period 2002-12-31
VINEYARD OIL & GAS CO
filed 2003-11-28
CIK 777582

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                  FORM 10-KSB
                                 (Amendment #1)

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

Markets

Over 97% of Vineyard's gas production is serviced by one(1) major natural gas transportation company. The vast majority of wells owned and operated by Vineyard are adjacent to National Fuel Gas(NFG) a natural gas transmission company. Consequently, the Company is in an unequal bargaining position in contracting for price and volumes of natural gas to be purchased by natural gas pipeline companies.

Vineyard markets its natural gas production, via the pipelines mentioned above, to various endusers of natural gas rather than sell the gas directly to these pipelines. This marketing ability substantially increases the price Vineyard receives for its gas production

The agreement that Vineyard has with the pipeline company permits transportation of Vineyard's production to end-users. While the existence and availability of end-users is benefiting the Company in regards to a higher price for productions, as well as the taking of higher volumes, said end-user market is dependent on the pipeline companies. Lack of sales to end-users would cause a reduction in the price received by the Company for which the Company could sell on a day-to-day basis. The Company is confident that it possesses the contacts, knowledge, and information necessary to continue to market natural gas to end-users. The Company's ability to market to end-users is such that it is now marketing significant volumes (approximately 110,000 mcf's annually)of natural gas for third party producers of natural gas to industrial and commercial end users for a fee payable to the Company.

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

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. The application of generally accepted accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. Accordingly, these estimates have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgement and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. In preparing these financial statements, management has made its best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality. Generally, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions of by using different assumptions pertaining to the accounting policies described below.

Allowance of Uncollectible Accounts Receivable. Accounts receivable has been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.

Depreciation. Property, Plant and Equipment comprise a significant portion of our total assets. Methods of depreciation and useful lives are judgmental decisions made by management and do conform to generally accepted accounting principles.

Inventory Obsolescence. Inventory has been reduced by an allowance to adjust the carrying value (lower of cost or market) downward to estimate for obsolescence. Periodically, internal evaluations are done on the company's inventory overall, to determine if any significant event may materially effect our estimated obsolescence value.


Liquidity and Capital Resources

One of the company's principal sources of liquidity is operating cash flow, which is a result of buying and selling natural gas. Because these sales are done using contracts that specify the amount of volume and related pricing, the company can gauge, with reasonable certainty, that sufficient sales will take place and that demand for the company's service will remain at levels to assure liquidity.


Comparative Results of Operations

The total revenues for 2002 decreased $10,784,631, or 31% from 2001. Gas marketing decreased $10,458,505, or 31%. The decrease in gas marketing was due to a slight decrease in volume of gas sold, and a substantial decrease in price. In 2002 volumes dropped by only 2.47% when compared to the prior year, however prices plummeted by 24.62%. These decreases represent change throughout the entire year and appear to not properly represent or justify a $10,458,505 decrease in marketing revenue. Looking month to month at volume and price changes, the weight of the price change and its effect on the amount of volume is clearer. For example, comparing January of the two respective years the volume decreased by 2.5% and price dropped by 74.4% this equated to a decrease in marketing revenues of $5,672,901. Production and well services decreased, $203,118, or 29% in 2002. The most significant reason was price decreases throughout the year. Equipment rental and service income decreased $88,245 or 17% from 2001. The company completed two major pipeline projects in 2001. No comparable pipeline projects were done in 2002 resulting in lower revenue levels. Other income increased $17,260, or 19% over 2001. This is primarily due to an increase in interest income in 2002. Equity in earnings of a jointly owned company decreased $52,023 or 65% from 2001. This was due to the company's share of the decreased operating income of the jointly owned investment.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



ITEM 13.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1), (2), and (3) The response to this portion of Item 14 is submitted as a separate section of this Report.

(b)  Reports on Form 8-K filed in the fourth quarter 2001:  None.

(c)  Other reports on Form 8-K:  None.

(d) Exhibits - The response to this portion of Item 1 is submitted as a separate section of this Report.

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
                                  =======   =========   ===========   =========



































See notes to financial statements.

VINEYARD OIL AND GAS COMPANY
                     Statements of Cash Flows
          For the Years Ended December 31, 2002 and 2001

                                                     2002         2001
Operating Activities
  Net (loss) income                              $(   71,887)  $   126,200
  Adjustments to reconcile net (loss)income
   to net cash provided by (used in) operating
   activities:
    Depletion, depreciation and amortization          69,043        73,673
    Provision for losses on accounts receivable   (   90,022)      151,374
    (Gain) on disposal of assets                                (    1,000)
  Changes in operating assets and liabilities
   providing (using) cash:
    Accounts receivable                           (  397,174)    1,257,186
    Inventories                                   (    2,256)       17,538
    Prepaid expenses                              (   56,269)      379,652
    Accounts payable                                 918,602    (3,396,265)
    Accrued expenses                              (   28,382)   (   22,184)
    Deferred revenue                                     759         5,734
    Income from Investment in
    Jointly Owned Company				  (   28,261)   (   80,284)
                                                   _________     _________
    Net cash provided by (used in)
     operating activities                            314,153    (1,488,376)
                                                   _________     _________
Investing Activities
  Purchases of property, plant and equipment      (    9,461)   (   44,632)
  Proceeds from sale of equipment                          0         1,000
  Distributions/Proceeds from
  investment in jointly-owned company                 37,759       159,327
                                                   _________     _________
    Net cash provided by
     investing activities                             28,298       115,695
                                                   _________     _________
Financing Activities
  Principal payments under capital lease
  obligation                                      (    9,754)   (    9,087)
                                                   _________     _________
    Net cash (used in)
     financing activities                         (    9,754)   (    9,087)
                                                   _________     _________

Increase (Decrease) in Cash                          332,697    (1,381,768)

Cash at Beginning of Year                            531,955     1,913,723
                                                   _________     _________
Cash at End of Year (Note B)                     $   864,652   $   531,955
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

Revenue Recognition - Oil and gas production is recognized as production and delivery take place. Gas marketing revenues are recognized, inclusive of transportation costs, when title passes. Field service revenues are recognized when the goods or services have been provided.

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

    Development Costs of Oil and Gas Properties - The Company follows the successful efforts method of accounting for its oil and gas producing activities as prescribed by SFAS Statement No. 19. Under this method, all costs of production equipment, properties and wells were capitalized and are depleted on the units of production method based on the estimated recoverable oil and gas reserves. Costs of acquiring undeveloped oil and gas leasehold acreage were capitalized. Geological expenses were charged against income as incurred. The company entered into a joint venture in December 2000 to drill two wells in the McKean County area. All costs associated with the drilling of these wells were split 50% to each party. Vineyard's portion has been capitalized upon completion of the wells. Vineyard retains the right to market all natural gas produced by these wells and makes payments monthly to the other 50% party in the joint venture less routine transportation and marketing expenses. Lastly, the company receives payment from the other party for Vineyard's working interest, less expenses in the joint venture agreement.

    In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for the Company's financial statements beginning January 1, 2003. This statement would require the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. It has not yet been determined whether adoption of SFAS 143 will have a material effect on the Company's financial position, results of operations or cash flows.

    In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which establishes a single accounting model to be used for long lived assets to be disposed of. The new rules supersede SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of". The new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale.

Assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of APB 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 was effective as of January 1, 2002. During 2002, the company did not dispose of any long-lived assets, thus, there was no impact on continuing or discontinuing operations.

    In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44,"Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. SFAS 145 is effective for the Company's financial statements beginning January 1, 2003. The adoption of SFAS 145 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

    In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

    In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45's disclosure requirements are effective for the Company's interim and annual financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable in a prospective basis to guarantees issued or modified after December 31, 2002, FIN 45 requires certain guarantees to be recorded at fair value, which is different form current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Adoption of FIN 45 did not have any effect on the Company's financial statement disclosures for the year ended December 31, 2002, and the Company does not expect FIN 45 to have a material impact on its financial position, results of operations or cash flows in the future.

    For income tax purposes, tangible costs are depreciated using accelerated tax methods and intangible costs are expensed when incurred.

    Property, Plant and Equipment - Property, plant and equipment is stated using historical cost. Expenditures for major additions or betterment's are capitalized. Maintenance and repairs are charged to expense as incurred. Differences between amounts received and net carrying value of assets retired or disposed of are included in the income statement. For the year ended December 31, 2001 the Company realized a net gain on the disposal of assets of

$1,000. There were no disposals for the year ended December 31, Depreciation of assets is computed by the straight-line method for financial reporting purposes at rates sufficient to amortize the costs over their estimated useful lives and by accelerated methods for income tax purposes.

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
                                                      =======        =======

    The Company has available at December 31, 2002, unused operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                  Federal              Pennsylvania
                Year of       Unused Operating       Unused Operating
              Expiration      Loss Carryforward      Loss Carryforward
                 2003          $1,544,234             $        0
                 2004           1,593,565                      0
                 2005                   0                      0
                 2006             102,646                      0
                 2007               5,592                      0
                 2008              51,581                      0
                 2009                   0                 26,756
                 2010                   0                310,375
                 2011              43,824                      0
                 2012                 418                      0
                 2013                   0                      0
                 2014             159,937                      0
                 2015             302,085                      0
                               __________             __________
                               $3,803,882              $ 337,131
                                =========              =========


NOTE D - OTHER ASSETS

1.  Investment in jointly owned company

    The Company owns a 45% interest in Northern Pipeline Company,LLC, which operates a pipeline for the transportation of natural gas and which began operations in July, 1997. This investment is carried at cost, under the equity method, and is adjusted for the Company's proportionate share of undistributed earnings or losses.

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

Investments - This investment is carried at cost, under the equity method, and is adjusted for the Company's proportionate share of undistributed earnings or losses.

Obligations under capital lease - Fair value approximates carrying value due to the liabilities under capital leases are recorded at the present value of the minimum lease payments.

The estimated fair values of the Company's financial instruments as of December 31, 2002 are as follows:

                                                    Carrying
                                                     Amount    Fair Value
    Financial assets:
      Cash                                        $  864,652   $  864,652
      Investments                                     85,245       85,245
	                       				     949,897      949,897
                                                    ========     ========
    Financial liability:
      Obligations under capital lease                (50,449)     (50,449)
                                                   =========    =========

NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)

    In November 1982, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 69, (SFAS 69) "Disclosures About Oil and Gas Producing Activities". This Statement establishes a standardized comprehensive set of supplemental unaudited disclosures for oil and gas exploration and production activities which are included in the schedules that follow.
NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)(CONTINUED)

    Proved Reserves - The following schedule presents estimates of proved oil and natural gas reserves attributable to the Company, all of which are located in the United States. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved-developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. All proven reserves are developed. Reserves are stated in barrels of oil and thousands of cubic feet of natural gas.

                                                    Gas (MCF)     Oil (BBL)
Proved reserves at December 31, 2000                 870,937          216

Production 2001                                     (128,327)      (2,433)

Revisions in previous quantity estimates              76,612        2,730
                                                     _______        _____
Proved reserves at December 31, 2001                 819,222          513

Production 2002                                     (129,187)      (1,582)

Revisions in previous quantity estimates              73,954       32,924
                                                     _______        _____
Proved reserves at December 31, 2002                 763,989       31,855
                                                     =======        =====

    Capitalized Costs - The Company's net investment in oil and gas producing properties, at December 31, 2002 and 2001 is as follows:

                                                       2002           2001
    Proved oil and gas properties                  $ 5,482,134    $ 5,449,978
    Accumulated depletion, depreciation
     and amortization                               (5,348,027)    (5,285,652)
                                                     _________      _________
                                                   $   134,107    $   164,326
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

                                                       2002           2001
    Future cash inflows                            $ 4,041,000    $ 1,147,000
    Future production costs                         (1,552,000)    (  362,000)
    Future income tax expense                                0              0
                                                     _________      _________
    Future after-tax net cash
     flows                                           2,489,000        785,000
    10% annual discount                             (1,405,000)    (  443,000)
                                                     _________      _________
    Standardized measure of
     discounted future net
     cash flows                                    $ 1,084,000    $   342,000
                                                     =========      =========

    Changes in Standardized Measure of Discounted Future Net Cash Flows-SFAS 69 requires a reconciliation which displays the principal sources of changes in the standardized measure of discounted future net cash flows during the year. The Company believes that such reconciliation may suggest a degree of accuracy that is inappropriate in light of the subjectivity and imprecision of the underlying reserve estimates. The Company cautions users not to infer a unwarranted degree of reliance on the amounts and the reasons for the changes in those standardized measures.


                                                         2002           2001
    Beginning of year                              $   342,000    $ 1,575,000
                                                     _________      _________
    Changes resulting from:
      Sales of production                           (  454,000)    (  669,000)
      Net change in prices
       relating to future
       production                                    1,377,000     (  457,000)
      Extensions and discoveries                                            0
      Revisions in previous
       quantity estimates                            ( 518,000)    (  238,000)
      Accretion of discount                             34,000        158,000
      Net change in income taxes                             0              0
      Other                                            303,000     (   27,000)
                                                     _________      _________
      Net increase (decrease)                          742,000     (1,233,000)
                                                     _________      _________
    End of year                                    $ 1,084,000    $   342,000
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



                               CERTIFICATION

I, Stephen B. Millis, certify that:

1. I have reviewed this annual report on form 10KSB of Vineyard Oil and Gas Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 28, 2003

					           _/s/ Stephen B.Millis
						         Stephen B. Millis
							       President

                               CERTIFICATION

I, James M. Reynard, certify that:

1. I have reviewed this annual report on form 10KSB of Vineyard Oil and Gas Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.





Date: November 28, 2003




							    /s/James M. Reynard
								James M. Reynard
								  Treasurer

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