Form 10QSB/A
period 2003-03-31
VINEYARD OIL & GAS CO
filed 2003-11-28
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB
                              (Amendment #1)

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
See Note to condensed financial statements

                         CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE THREE MONTHS ENDED March 31, 2003 AND 2002

                                                       3 Months    3 Months
                                                       Ended       Ended
                                                       March       March
                                                       31, 2003    31, 2002
Cash flow from operating
  activities:
(Loss) income from operations                      $ ( 360,965)  $ 231,205
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization                          16,746      16,682
 Provision for losses on
  accounts receivable and
  inventories                                            7,577       6,000

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable                              (2,599,409)    636,117
   Inventories                                      (    2,917)  (   6,171)
   Prepaid expenses                                 (   56,888)     37,029
   Accounts payable                                  3,944,173   ( 868,658)
   Other current liabilities                        (   10,063)  (  35,729)
   Deferred revenue                                        321         658
   Income from Investment in
   Jointly Owned Company                           (    32,165)  (   9,103)
                                                    ----------   ---------
 Net cash provided by
   operating activities                                906,410       8,030
                                                    ----------   ---------
Cash flow from investing
activities: capital expenditures                    (       41)       -0-
Proceeds from asset sale                                   -0-        -0-
Distribution/Proceeds from
investment in jointly-owned company                     12,833      24,455
                                                    ----------   ---------
Net cash (used in) investing                            12,792      24,455
activities                                          ----------   ---------

Cash flow from financing activities:
  Principal payments on borrowings                 (    2,548)   (  2,374)
  Proceeds from bank loans                                -0-     150,000
                                                     ---------   ---------
Net cash (used in) financing activities            (    2,548)    147,626
                                                    ---------   ---------



Increase in cash                                      916,654     180,111
Cash at beginning of period                           864,652     531,955
                                                    ---------   ---------
Cash at end of period                             $ 1,781,306  $  712,066
                                                    ---------   ---------

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

3. Primary earnings per share are determined by dividing net income by the weighted average number of common equivalent shares outstanding (5,325,562.50 in 2003 and 2002).

4. No federal income tax was due or paid during the periods ending March 31, 2003, and 2002, due to available operating loss carry forwards.

5. Revenue Recognition - Oil and gas production is recognized as production and delivery take place. Gas marketing revenues are recognized, inclusive of transportation costs, when title passes. Field service revenues are recognized when the goods or services have been provided.

6.  Cash is classified as follows for financial statement reporting purposes:

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

7.  CAPITAL LEASE OBLIGATION
                                  March 31, 2003        December 31, 2002
      Payable in monthly
        Installments to April , 2005    $ 47,901                $ 50,449
      Less current portion               (10,657)                (10,470)
                                        --------                --------
                                          37,244                  39,979
                                        --------                --------

7.125% lease obligation, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

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

A) Revenue from segments below quantitative thresholds are attributed to the Company's equity in earnings of its jointly owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others"

9.  CURRENT EVENTS

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

CONTROLS AND PROCEDURES
	As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the quarter ended March 31, 2003, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
______________________________________________________________
     NOT APPLICABLE

ITEM 5.    OTHER INFORMATION
____________________________

   NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
___________________________________________



(a)  EXHIBITS
(1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K
     ___________________
     NONE.