Form 10QSB/A
period 2003-06-30
VINEYARD OIL & GAS CO
filed 2003-11-28
CIK 777582

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

See Note to condensed financial statements


                        CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2003 AND 2002
                                  3 Months    3 Months    6 Months    6 Months
                                   Ended       Ended      Ended       Ended
                                   June 30,    June 30,   June 30,    June 30,
                                   2003        2002       2003        2002
Cash flow from operating
  activities:
Income (loss) from operations    $ 49,630     (80,031)    (311,335)    151,174
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     16,620      14,920       33,366      31,602
 Provision for losses on
  accounts receivable and
  inventories                      13,795       6,000       21,372      12,000
 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable          4,326,055   1,397,615    1,726,646   2,033,732
   Inventories                      2,024       2,258         (893)     (3,913)
   Prepaid expenses               153,664      (4,160)      96,776      32,869
   Accounts payable            (3,912,102) (1,081,083)      32,071  (1,949,741)
   Other current liabilities        3,896      11,275       (6,167)    (24,454)
   Deferred revenue                   378         631          699       1,289
   Income from Investment in
   Jointly Owned Company         ( 24,362)    (11,503)     (56,527)    (20,606)
                                 ----------   ---------   ---------   --------
 Net cash provided by (used in)
   operating activities           629,598     255,922    1,536,008     263,952
                                 ----------   ----------  ---------   --------
Cash flow from investing
activities: capital expenditures    -0-       ( 9,462)         (41)     (9,462)
Distribution/Proceeds from investment
in jointly-owned company           35,017        -0-        47,850      24,455
                                 ---------    ---------   ---------  ---------
Net cash used in investing         35,017      (9,462)      47,809      14,993
activities                       ---------    ---------   ---------  ---------
Cash flow from financing activities:
  Principal payments on borrowings (2,594)     (2,417)      (5,142)     (4,791)
  Proceeds from bank loans           -0-     (150,000)        -0-         -0-
                                 ---------    ---------   ---------  ---------
Net cash (used in) financing       (2,594)   (152,417)      (5,142)     (4,791)
activities                       ---------    ---------   ---------  ---------
Increase (Decrease) in cash       662,021      94,043    1,578,675     274,154
Cash at beginning of period     1,781,306     712,066      864,652     531,955
                                 ---------   ---------   ---------  ----------
Cash at end of period         $ 2,443,327  $  806,109   $2,443,327 $   806,109
                                 ---------   ---------   ---------  ----------
    See notes to condensed financial statements.


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

          Short-term investments consist of money market funds, and are reported at market value, which equals cost.

          The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

          Cash paid during the six month period ending June 30, for:

                                    2003          2002
                                   ------        ------
                Interest            1,944         4,086
                Income Taxes          325         5,031

          Cash consists of the following for the periods indicated:

                                     June 30, 2003           December 31, 2002

     Cash in bank                    $2,190,357              $  612,457
     Cash restricted for well
       plugging                         252,970                 252,195
                                     ----------              ----------
                                     $2,443,327              $  864,652
                                     ----------              ----------

7.   CAPITAL LEASE OBLIGATION
                                      June 30, 2003          December 31, 2002
      Payable in monthly
        Installments to April , 2005    $ 45,307                $ 50,449
      Less current portion                10,848                  10,470
                                        --------                --------
                                          34,459                  39,979
                                        --------                --------
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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
______________________________________________________________
     NOT APPLICABLE

ITEM 5.    OTHER INFORMATION
____________________________

   NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
___________________________________________

((a)  EXHIBITS
(1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K
     ___________________
     NONE.