Form 10QSB
period 2003-09-30
VINEYARD OIL & GAS CO
filed 2004-01-05
CIK 777582

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

     Common Stock, No Par Value - 5,325,562.50 shares as of September 30,2003

                           PART 1 - FINANCIAL INFORMATION
                             CONDENSED BALANCE SHEETS
                             VINEYARD OIL & GAS COMPANY

                                                      September 30,December 31,
                                                       2003        2002
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                 $2,093,419  $  612,457
  Accounts receivable                                   3,234,450   5,795,859
  Inventories                                              52,133      51,825
  Prepaid Expenses                                         65,655     134,711
                                                      -----------  ----------
Total Current Assets                                    5,445,657   6,594,852

Property, Plant and Equipment
  Land and land improvements                              193,680     193,680
  Building and improvements                               267,659     267,618
  Oil and gas properties                                5,482,134   5,482,134
  Drilling and other equipment                          1,239,353   1,239,353
                                                      -----------  ----------
                                                        7,182,826   7,182,785

 Less accumulated depreciation                         (6,850,374) (6,811,637)
                                                      -----------  ----------
                                                          332,452     371,148
                                                      -----------  ----------
Leased Property
  Capital lease, less accumulated depreciation             22,500      33,750
                                                      -----------  ----------
Other Assets
  Long term trade receivable						   150,000     150,000
  Cash restricted for well plugging                       253,268     252,195
  Investments                                              91,360      85,245
                                                       ----------   ----------
                                                          494,628     487,440
                                                       ----------   ----------
TOTAL ASSETS                                           $6,295,237  $7,487,190
                                                        ----------   ---------









                                                      September 30,December 31,
                                                       2003        2002
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $4,682,000   $5,043,120
    Production distribution payable                        95,394      610,190
  Accrued expenses                                         18,298       41,090
  Current portion of long term debt                        11,042       10,470
                                                       ----------   ----------
Total Current Liabilities                               4,806,734    5,704,870


Long-term liabilities
  Obligations under capital leases                         31,624       39,979

Deferred revenue                                          395,319      394,322
                                                        ----------  ----------

Shareholder's Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at September 30, 2003, at stated value of $.05          266,278      266,278

Additional paid-in capital                              4,965,430    4,965,430
                                                       ----------   ----------
                                                        5,231,708    5,231,708

Retained earnings (deficit)                           ( 3,945,228)  (3,658,769)
                                                       ----------   ----------
                                                        1,286,480    1,572,939
Less: cost of 67,944 shares held in treasury             (224,920)    (224,920)
                                                       ----------   ----------
                                                        1,061,560    1,348,019
                                                       ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY             $6,295,237  $ 7,487,190
                                                       ----------   ----------

See notes to condensed financial statements.

                       PART I. - FINANCIAL INFORMATION
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                             FOR THE NINE MONTHS
                        ENDED September 30, 2003 AND 2002
                          VINEYARD OIL & GAS COMPANY
                                 3 Months    3 Months    9 Months     9 Months
                                 Ended       Ended       Ended        Ended
                                 September   September   September    September
                                 30, 2003    30, 2002    30, 2003     30, 2002
Earned revenues
   Gas Marketing               $7,736,918  $4,791,577  $30,211,315 $16,689,871
   Well Services                   22,929      11,557       61,771      44,500
   Production and Royalties       138,737     121,341      425,622     316,297
   Equipment rental and
   service income                   5,034      20,982       81,980     393,198
                                 ---------   ---------    ---------  ---------
                                7,903,618   4,945,457   30,780,688  17,443,866
Other Income
   Gain on sale                     -0-         -0-          -0-         -0-
   Rent and other income           24,504      43,045       76,487      77,068
   Equity in earnings of jointly
   owned company                   25,834      11,005       82,361      34,012
                                 ---------   ---------    ---------  ---------
                                7,953,956   4,999,507   30,939,536  17,554,946
                                 ---------   ---------    ---------  ---------
Cost and Expenses
   Direct costs of earned
   revenues
     Gas marketing              7,627,370   4,745,736   30,285,745  16,291,274
     Well services                 27,836      20,260       97,742      63,853
     Production                    41,301      50,060      129,805     109,237
     Equipment expenses            23,040      63,582      127,455     382,310
     Depreciation/amortization     13,287      13,220       39,985      36,313
                                 ---------   ---------    ---------  ---------
                                7,732,834   4,892,858   30,680,732  16,882,987

General and Administrative        192,120     183,552      532,200     580,062
Depreciation                        3,334       2,756       10,002      11,265
Interest                              792       1,533        2,736       5,619
                                 ---------   ---------    ---------  ---------
                                7,929,080   5,080,699   31,225,670  17,479,933
                                 ---------   ---------    ---------  ---------
Net income(loss)                   24,876     (81,192)    (286,134)     75,013
before income taxes              ---------   ---------    ---------  ---------

Income taxes (Note 3)                -0-         -0-           325       5,031
                                  --------   ---------    ---------   --------
Net income (loss)                  24,876     (81,192)    (286,459)     69,982
                                  ---------  ---------    ---------  ---------

Base earnings per common share       .005      (.015)        (.054)      .013
                                  ---------  ---------    ---------  ---------

See Note to condensed financial statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                      VINEYARD OIL & GAS COMPANY (UNAUDITED)
                 FOR THE NINE MONTHS ENDED September 30, 2003 AND 2002

                                  3 Months    3 Months    9 Months    9 Months
                                   Ended       Ended      Ended       Ended
                                   September   September  September   September
                                   30, 2003    30, 2002   30, 2003    30, 2002
Cash flow from operating
  activities:
Income (loss) from operations    $ 24,876     (81,192)    (286,459)     69,982
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     16,621      15,976       49,987      47,578
 Provision for losses on
  accounts receivable and
  inventories                      24,668       6,000       46,040      18,000
 Gain on sale of property            -0-         -0-          -0-         -0-

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable            788,723      (111,287) 2,515,369   1,922,445
   Inventories                        585        (2,793)      (308)     (6,706)
   Prepaid expenses               (27,720)      (50,293)    69,056     (17,424)
   Accounts payable              (907,987)      839,259   (875,916) (1,110,482)
   Other current liabilities      (16,625)       53,968    (22,792)     29,514
   Deferred revenue                   298           613        997       1,902
   Income from investment in
   Jointly Owned Company          (25,834)      (11,005)   (82,361)    (34,012)
                                 ----------   ---------   ---------   --------
 Net cash provided by (used in)
   operating activities          (122,395)      659,246  1,413,613     920,797
                                 ----------   ----------  ---------   --------
Cash flow from investingactivities:
capital expenditures                 -0-          -0-          (41)     (9,462)
Proceeds from asset sale             -0-          -0-         -0-        -0-
Distribution/Proceeds from
Investment in jointly owned co.    28,396         -0-       76,246      26,856
                                 ---------    ---------   ---------  ---------
Net cash used in investing         28,396         -0-       76,205      17,394
activities                       ---------    ---------   ---------  ---------


Cash flow from financing activities:
  Principal payments on borrowings (2,641)      (2,459)     (7,783)    (7,250)
  Proceeds from bank loans           -0-          -0-         -0-         -0-
                                 ---------    ---------   ---------  ---------
Net cash (used in) financing       (2,641)      (2,459)     (7,783)    (7,250)
activities                       ---------    ---------   ---------  ---------
Increase (Decrease) in cash       (96,640)     656,787    1,482,035   930,941
Cash at beginning of period     2,443,327      806,109      864,652   531,955
                                 ---------   ---------   ---------  ----------
Cash at end of period          $2,346,687   $1,462,896   $2,346,687 $1,462,896
                                 ---------   ---------   ---------- ----------

See notes to condensed financial statements.

                         VINEYARD OIL & GAS COMPANY
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2003

1. In the opinion of the Company, the accompanying condensed (unaudited) financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the results for the nine months ended September 30, 2003, and are not necessarily indicative of the results to be expected for the full year.

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

4. No federal income tax was due or paid during the periods ending September 30, 2003, and 2002, due to available operating loss carry forwards.

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

          Short-term investments consist of money market funds, and are reported at market value, which equals cost.

          The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

          Cash paid during the six month period ending September 30, for:

                                    2003          2002
                                   ------        ------
                Interest            2,736         5,619
                Income Taxes          325         5,031

          Cash consists of the following for the periods indicated:

                                 September 30, 2003       December 31, 2002

     Cash in bank                    $2,093,419              $  612,457
     Cash restricted for well
       plugging                         253,268                 252,195
                                     ----------              ----------
                                     $2,346,687              $  864,652
                                     ----------              ----------

7.  CAPITAL LEASE OBLIGATION
                                 September 30, 2003      December 31, 2002
      Lease payable in monthly
      installments to April , 2005      $ 42,666                $ 50,449
      Less current portion                11,042                  10,470
                                        --------                --------
                                          31,624                  39,979
                                        --------                --------
7.125% lease, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

Maturities of long term portion are as follows:

                Year ending
                September 30         Principal
                -----------          ---------
2004                     2,884
2005                    28,740
---------
                                       $31,624
                                     ---------

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

The Company's segment profit or loss and assets are as follows:

                              Well Services
               Gas            and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals

September 30,
2003

Revenues
from
external
customers      30,211,315      143,751        425,622      -0-    30,780,688


Intersegment
revenues            -0-        -0-          -0-             -0-         -0-

Other
revenue             -0-        -0-          -0-           158,848    158,848

Depreciation
and
amortization        -0-       17,485        22,500         10,002     49,987

Segment profit   (74,430)    (98,931)      273,317       (386,415)  (286,459)

Segment
assets          3,263,456    213,354       483,510      2,334,917   6,295,237

Expenditures
for segment
assets              -0-        -0-           -0-            (41)       (41)



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

The company filed a complaint with the Pennsylvania Public Utility
Commission. In an effort to settle the dispute, National Fuel made a settlement offer, reducing the charged amount by over 40%. At the time of this writing, negotiations continue and the company has continued to negotiate for further reductions.

Vineyard is reporting the liability at the amount of $254,620.73 and simultaneously reporting a receivable from the pool producers associated with the charges.

CONTROLS AND PROCEDURES
	As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the quarter ended September 30, 2003, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PRINCIPAL AND FINANCIAL OFFICER'S SIGNATURES

VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President

/s/ James M. Reynard
JAMES M. REYNARD            Secretary/Treasurer

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        IN THE QUARTER ENDED SEPTEMBER 30, 2003

Material Changes in Financial Conditions

Vineyard Oil & Gas Company's overall cash position shows significant improvement over the same period in the previous year. The first nine months of operations in 2003 have increased our cash position by $1,482,035. This is a $551,094 improvement over the same nine month period in 2002. Cash from operating activities remains the most vital portion of the company's cash activities, boasting a $1,413,613 improvement in nine months of 2003. Collection of receivables resulted in a source of cash for the company of $2,515,369, this is a $592,924 increase when compared to activity for the same period in 2002. Payment of trade payables reported a $875,916 use of cash in 2003, which is down $234,566 from the same period in 2002. These positive effects to payables and receivables, being the driving force behind operating cash flow, are the main reasons for the cash improvement in 2003. Operating cash flow for the three month period ending September 30, 2003 was negative primarily due to lower amounts collected totaling $788,723 and $907,987 paid through trade payables.

Investing activities has supplied $76,246 year to date in 2003. This is a $49,390 increase in cash over the same period in 2002. This activity is related to distributions received from Northern Pipeline LLC, of which Vineyard is 45% owner. Finally, financing activities resulted in a $7,783 use of cash related to payments made on a capital lease obligation.

Total revenues exceeded last years reported levels by $13,384,590 for the nine month period translating to a 76% increase in total revenues. Total expenses at the company level increased $13,745,737 or 79% in comparison to 2002. The $286,459 net loss reported for the nine months ended September 30, 2003 resulted in a $356,941 decrease in net income or 509% from the prior year. Isolating the performance of the company for the three months ended September 30, 2003, the company increased performance by $106,068 or 131% over the same three month period in 2002. In summary, the positive performance of the third quarter continues to reduce Vineyard's year to date losses.

Gas marketing revenues, by far the largest business segment, reports an 81% increase, equating to $13,521,444. It's evident that price increases are driving this improvement when compared to price levels last year. Throughout the nine month period market prices in 2003 exceed 2002 prices by over $2.00 per mcf. Gas marketing expense increased by $13,994,471 or 86% over the prior year. The gas marketing margin, in comparison to the nine month period in 2002 decreased by $473,027 or 119% and is reported at a negative $74,430. The margin reduction predominately occurred in the first quarter of 2003 due to unscheduled demand forcing the company to purchase higher priced gas to meet customer demand at lower contracted prices. A positive margin in the second quarter along with reported performance of $109,548 in the third quarter has continued to help reduce the overall gross margin loss.

Revenue from Well services and Equipment rental dropped by 67% or $293,947 when compared to the same nine month period in 2002. A substantial portion of the decrease is related to a large pipeline job that was completed in the first quarter of 2002 with no comparable revenue source found in 2003. Equipment rental revenue has diminished to $5,034 for the three months ended September 30, 2003 down 76% from the same three month period in 2002. Management has made the decision in the latter half of 2003 to minimize their focus on the Equipment rental business segment and reallocate resources to business segments that historically have proven a better rate of return. Well services continues to reach new revenue levels boasting a 39% increase over its 2002 performance. Well services revenue is generated almost entirely from maintenance fees charged to outside parties for maintaining their natural gas wells, to include four open partnerships of which Vineyard is affiliated. Overall expenses for this business segment dropped by $220,966 or 50% in the nine month comparison. The drop in expenses is primarily due to the large pipeline job explained above. Equipment rental expenses dropped $40,542 or 64% for the three months compared to last year. Management's reallocation of resources explained above resulted in this large decrease. This business segment has continued its trends with negative margins. Nine months of operations in 2003 reports a negative margin of $98,931, which is a significant decline when compared to a negative $26,778 for the same period in 2002. The decision to discontinue the equipment rental portion of this business segment has resulted in immediate reduction in revenues and a slower paced reduction in expenses, resulting in a negative impact to the margin.

Production and royalties revenue is reporting increases of 35% or $109,325 over the same time period in 2002. A modest reduction in volume, approximately 4,000 mcf's for the nine month period, was circumvented by a rate increase averaging a $1.06 per mcf. The rate increases fluctuating on average slightly over a dollar directly impacted the revenue resulting in improved levels in 2003 in comparison. Expenses increased $20,568 or 19% for the nine months compared. Margins for the business segment continue to improve achieving a profit margin of $273,317 (including depreciation/amortization). This calculates to a $84,257 improvement to the margin over the same nine month period in 2002.

Rent and other income revenue has remained relatively level compared to reported revenues in 2002, actually decreasing by 1% or $581. This revenue consists of rental revenue from properties owned by Vineyard as well as interest on monies in depository and finance charges billed to customers not paying within terms.

Equity in earnings of jointly owned company is income generated from Vineyard's 45% interest in Northern Pipeline LLC. Northern generates revenue by charging a fee for transporting natural gas through their pipeline. Vineyard reported a 142% increase or $48,349 from the prior year. Rate increases early in 2003 and throughput increases, approximately 10,000 mcf's a month, are responsible for the increased income levels.

General and Administrative expenses have decreased by 8% or $47,862 for the nine month period in comparison. Management's continued diligence in controlling expenses is directly attributable to this overall reduction.

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