Form 10KSB/A
period 2002-12-31
VINEYARD OIL & GAS CO
filed 2005-12-23
CIK 777582

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 (Amendment #2)

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        Commission File Number: 0-13871

                           VINEYARD OIL & GAS COMPANY

           (Name of small business issuer as specified in its Charter)

           PENNSYLVANIA                                25-1349204
  (State or other jurisdiction                          (I.R.S.
 of incorporation or organization           Employer Identification Number)

         10299 West Main Road, North East, Pennsylvania      16428-0391
             (Address of principal executive offices)        (Zip Code)

                    Issuer's telephone number: (814) 725-8742

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under section 12(g) of the Exchange Act:

                         Common Stock, without par value
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No ___

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  (X)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                                  Yes ___  No  X

State issuer's revenues for its most recent fiscal year:  $24,579,812

As of December 23, 2005, there were 5,325,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non- affiliates of the Registrant on that date is unknown. The Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

Documents Incorporated By Reference
None.

                       Statement Regarding This Amendment

We are amending our Form 10-KSB for the period ended December 31, 2002, as previously filed on November 28, 2003, as a result of comments received from the staff of the Securities and Exchange Commission in connection with the filing of our Sch 13E-3 and Pre14A. We have expanded the footnote disclosure related to
SFAS 143 and made other modifications to the footnotes. In addition, we have restated the manner in which we accounted for Deferred Revenue. In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed by the Company on November 28,
2003.

                                TABLE OF CONTENTS

ITEM                                                             PAGE

PART I

1.DESCRIPTION OF BUSINESS                                          4

2.DESCRIPTION OF PROPERTY                                          7

3.LEGAL PROCEEDINGS                                                11

4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11

PART II

5.MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         12

6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        12

7.FINANCIAL STATEMENTS                                             15

8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE                                           15

8A. CONTROLS AND PROCEDURES                                        15

8B. OTHER INFORMATION                                              15

PART III

9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
  OF THE REGISTRANT                                                16

10.EXECUTIVE COMPENSATION                                          17

11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         19

12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  19

13.EXHIBITS                                                        20

14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                         20

SIGNATURES                                                         21

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES                        22

INDEX OF EXHIBITS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

Originally, Vineyard Oil & Gas Company (herein referred to as Vineyard, Company or Registrant) obtained oil/gas leases and developed those leaseholds into oil
& gas production properties for its own account and on behalf of Limited
Partners.

Over the past fifteen years, Vineyard has shifted its primary business objectives towards the marketing of natural gas. Although remaining in the oil and gas production business, the `gas marketing' segment of the Company has become the dominant factor of the Company's operations.

As a result of the Company's original mission, several related `profit centers' were established to service the Company's oil & gas production, as well as unrelated third parties.  Well Service, Equipment Rental,
Pipeline Transmission and Gas Marketing, have all become part of Vineyard's business activities.

At present, Vineyard has no subsidiaries.  The Company is however, a 45%
owner of Northern Pipeline, a Limited Liability Company that gathers and markets gas for third party producers.  See investment in jointly-owned
Company in Note D to the financial statements as of December 31, 2002, included in this Form 10-KSB.

Vineyard was incorporated under the laws of Pennsylvania in November 1978.
Its principal executive office is at 10299 West Main Road, North East, PA.
16428, with a telephone number of (814) 725-8742.
(e-mail address steve@vogmarketing.com)

Further information concerning the industry segments of the Registrant can be found in Note F, to the financial statements as of December 31, 2002, included in this Form 10-KSB.

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

Operation of Oil and Gas Wells

The Company operates 164 gas wells and 13 oil wells on behalf of itself and
Limited Partnerships of which it is also the General Partner, as well as operating 33 wells for third parties. Such operations are primarily in New York and Pennsylvania.

Management of Investment Partnerships

As of December 31, 2002, the Company was the General Partner of 4 Limited
Partnerships for which it maintained all books, records and annually provided appropriate tax information.

Revenue from Activities

The total revenue contributed by each of the various activities of the
Company for the last two fiscal years is set forth in the Income Statement included in this report.

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

Seasonality of Business

The various segments of the Registrant's business are subject to seasonal changes.  Revenues generated by the sale of natural gas are somewhat seasonal with more demand coming in the colder winter months when heating consumption is high.  Vineyard has continued to stabilize its sales of natural gas by entering into contracts with several individual industrial end-users that use gas in the summer only, to provide for a more level consumption of natural gas on a 12 month basis.

Comments Concerning Liquidity and Capital Resources

Information concerning Vineyard's practices with respect to liquidity and capital resources is set forth in "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Liquidity and Capital
Resources" included in Item 6.

Major Customers

See Related Party Transactions, Business Segment Information, and Major
Customers and Suppliers contained in Notes E, F and H, respectively, to the
Financial Statements as of December 31, 2002, included in this Form 10-KSB.

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

Markets

Over 97% of Vineyard's gas production is serviced by one major natural gas transportation company, National Fuel Gas Company (NFG). Because the vast majority of wells owned by Vineyard are adjacent only to NFG's pipeline facilities, the Company is in an unequal bargaining position if it were to sell its gas production to NFG. Consequently, although NFG's pipeline is used for distribution, Vineyard markets its natural gas production to various end-users of natural gas rather than selling the gas directly to NFG. This marketing ability substantially increases the price Vineyard receives for its gas production.

Although the existence and availability of end-user customers benefits the
Company by providing higher sales prices for its production, as well as the ability to deliver higher volumes, the end-user market is dependent on the pipeline companies (including NFG) for delivery. Lack of sales to end-users would require the Company to sell directly to NFG or other pipeline companies, resulting in lower prices. The Company is confident that it possesses the contacts, knowledge, and information necessary to continue to market its natural gas to end-users.

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

Pipelines

Vineyard owns approximately 48 miles of pipelines that gather both its productions and that of other companies to be transported to the major transmission companies and directly to end-users. The Company is in the process of expanding this gathering system to allow producers to consolidate compression and dehydration.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Information Concerning Reserves, Production Wells, Acreage, Drilling
Activities, and Real Estate are as follows:

Introduction

The Company believes that it has satisfactory title to its interests in developed oil and gas properties, all of which are located primarily in New
York and Pennsylvania. The Company's developed oil and gas properties are also subject to customary royalty interest generally contracted for in connection with the acquisition of the properties, burdens incident to operating agreements, current taxes, and easements and restrictions
(collectively, "Burdens").  The Burdens are customary in the Company's industry and do not place the Company at a competitive disadvantage.

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
                                        is owned.  The number of gross
                                        wells or acres is the total number
                                        of wells or acres in which an
                                        interest is owned.

Net Well or Net Acre:                   A net well or net acre is deemed to
                                        exist when the sum of fractional
                                        ownership interests in gross wells
                                        or gross acres equals one.  The number
                                        of net wells or net acres is the
                                        sum of the fractional interests owned
                                        in gross wells or gross acres.

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
                                        or completed to a point which would
                                        permit production of commercial
                                        quantities of oil and gas
                                        regardless of whether or not such
                                        acreage contains proved reserves.

Delayed Rental:                         A provision in a lease agreement with
                                        a landowner offering an agreed upon
                                        compensation for the leased acreage prior
                                        to drilling operations.  This ensures the
                                        ability to secure acreage well in advance
                                        of commencing drilling.

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

Oil and Gas Reserve Information

See Proved Reserves Table included in Note J (unaudited) to the Financial
Statements as of December 31, 2002, included in this Form 10-KSB

Reserves Reported to Other Agencies

Vineyard does not file any estimates of total proved net oil or gas reserves with any other Federal authority or agency, other than the
Securities and Exchange Commission on this Form 10-KSB.

Oil and Gas Production

The following table sets forth net quantities of oil and natural gas produced by Vineyard, including its proportional share in production of partnerships, for the years indicated.  All production is from wells located in the United States.  For further information, see Note J to the
Financial Statements as of December 31, 2002, included in this Form 10-KSB.

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

LEASEHOLD ACREAGE

                                       Gross Acreage        Net Acreage

Developed Natural Gas Acreage              13,947.35         4,762.45
Undeveloped Natural Gas Acreage               -0-                 -0-
Developed Oil Acreage                          75                  27
Undeveloped Oil Acreage                        25                  25

At the time the Company was involved in the exploration and development of natural gas wells (in the late 1970's and 1980's), the acreage needed to explore and produce these wells was secured by lease agreements with the property/mineral owners. One provision of the lease agreements involved the payment of "delayed rentals" to compensate the landowner until the wells were actually drilled. These delayed rentals typically cost the Company between $2.00 and $5.00 per acre per year. Due to the fact that the Company has drilled wells on all of its active leases, there are no further delayed rental obligations currently being paid or pending. The lack of drilling activity in recent years has resulted in large amounts of undeveloped acreage being freed from the obligations of oil and gas leases. The Company currently has undrilled locations on acreage held for production and is confident that, if it becomes economically advantageous to increase drilling activity, it can acquire additional acreage to meeet its needs.

The majority of the natural gas and oil leases entered into by the Company are for a two year period, and typically represent a 7/8th interest.

Drilling Activity

Present Activities

In December 2000, Vineyard formed a joint venture arrangement with another producer and drilled two wells in McKean County, Pennsylvania. Both of these wells have been completed and went into production in 2002.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings involving the Company other than being party to several actions which arose in the normal course of the Company's business. In Management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse affect upon the financial position of the Company.

See Note H to the Financial Statements as of December 31, 2002, included in this
Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market and Value of Common Stock

There is no established public trading market for Vineyard's common stock.
Vineyard's common stock is traded privately on a sporadic basis principally in the Northwestern Pennsylvania area, referencing the geographical location of the
Company and the majority of the Company's shareholders.

Number of Holders of Common Stock

As of December 31, 2002, the stock ledger of the Registrant indicated that there were 963 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 2002. The Board of
Directors does not anticipate paying or declaring a dividend during fiscal 2003 or in the near future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Vineyard has restated the financial statements as of and for the years ended
December 31, 2001 and 2000 as the result of an investigation authorized by the
Audit Committee of the Board of Directors. The investigation involved review of certain internal accounting entries made during 2001 and 2000, which overstated
accounts receivable, inventory and prepaid items and understated accounts payable at year end with an overall effect of overstating fiscal 2000 net income by $397,103.

Also, in connection with a review of the Company's periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange
Commission (the "Staff"), the Company has restated its financial statements for the years ended December 31, 2001 and 2002 related to the recognition of deferred revenue, as more fully described in Note B to the financial statements, included elsewhere in this Report on Form 10-KSB.

Comparable results of 2002 were lower than the financial results of 2001. The
Company lost ground in total revenues and net income almost in direct relation to the lower market value of oil and gas. Moreover, the Company actually increased natural gas production from 128,327 mcfs produced in 2001 to 129,187 mcfs in 2002, but the average price for each mcf was $1.07 lower in 2002.

The lower natural gas commodity price negatively impacted gas marketing total revenue as well. Total marketing throughput levels were only slightly lower;
6,746,822 mcf's in 2001 compared to 6,579,882 in 2002, but when multiplied by the lower sales price (2001 NYMEX average price $4.27 and $3.22 for 2002), a decrease resulted.

Each of the Company's business segments showed a decrease in direct costs.
General and administrative costs were also lower. However, accounting fees increased by almost $100,000 due to costs associated with the restatement of the
Company's financial statements (filed with the Securities and Exchange
Commission in September 2002).

Despite the lower net income in 2002, the Company's cash position remained strong, showing an increase over the year ended December 31, 2001. Working capital improved to $890,000, which bodes well for the fiscal health of
Vineyard.

The 2002 results are very much a function of the free markets' valuation of the commodity we produce and market. Natural gas prices began to rally in the fourth quarter, helping our production income.  However, colder temperatures and much higher customer gas consumption required our marketing business segment to
"cover a short position", which more than offset the gain realized through sales of production. That trend continues throughout the '02-'03 winter season.

These results have given management a perspective to position the Company to fully maximize our existing oil and gas production and evaluate exploration efforts during this period of high energy prices. These efforts can serve to lesson the Company's reliance on the performance of our business segment "work horse", gas marketing.

Critical Accounting Policies and Estimates

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
Generally, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions or by using different assumptions pertaining to the accounting policies described below.

Allowance for Uncollectible Accounts Receivable. Accounts receivable has been reduced by an allowance for amounts that may become uncollectible in the future.
This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.

Depreciation. Property, Plant and Equipment, including oil and gas properties, represents a significant portion of our total assets. Methods of depreciation and useful lives are judgmental decisions made by management, based on expected lives and usage of the assets.

Inventory Obsolescence. Inventory has been reduced by an allowance to adjust the carrying value (lower of cost or market) downward to estimate for obsolescence.
Periodically, internal evaluations are done on the Company's inventory overall, to determine if any significant event may materially effect our estimated obsolescence value.

Liquidity and Capital Resources

One of the Company's principal sources of liquidity is operating cash flow, which is a result of buying and selling natural gas. Because these sales are done using contracts that specify the amount of volume and related pricing, the
Company can gauge, with reasonable certainty, that sufficient sales will take place and that demand for the Company's service will remain at levels to assure liquidity. Annual contracts with end users as well as producers, limit the risk of short term liquidity issues. With no long term contracts in place, it does open exposure to long term issues. However Vineyards' long term business relationship with the majority of its end users and producers, coupled with our competitive pricing, has continued to minimize our exposure to these issues.

Comparative Results of Operations

The total revenues for 2002 decreased $10,753,085, or 30% from 2001. Gas marketing decreased $10,458,505, or 31%. The decrease in gas marketing was due to a slight decrease in volume of gas sold, and a substantial decrease in price.
In 2002, volumes dropped by only 2.47% when compared to the prior year. However prices plummeted by 24.62%. Volume in 2001 totaled 6,746,822 mcfs (thousand cubic feet) dropping 166,940 mcfs to 6,579,882 mcfs in 2002. The 24.62% price change represents a drop in pricing of $1.05 per mcf. Average pricing in 2001 was $4.27 compared to an average of $3.22 in 2002. These decreases represent the average change during the entire year and do not fully represent or justify a
$10,458,505 or 31% decrease in marketing revenue. Looking month to month at volume and price changes, the weight of the price change and its effect on the amount of volume is clearer. For example, comparing January of the two respective years, the volume decreased by 2.5% or 18,245 and price dropped by
74.4% or $7.42; this equated to a decrease in marketing revenues of $5,672,901.

Production and well services totaling $718,172 in 2001 decreased $171,572, or
24%, in 2002 to total $546,600. The most significant reason was price decreases throughout the year.

Equipment rental and service income of $519,713 in 2001 decreased $88,245 or 17%
to $431,468 in 2002. The Company completed two major pipeline projects in 2001.
No comparable pipeline projects were done in 2002 resulting in lower revenue levels.

Other income of $91,734 in 2001 increased $17,260, or 19% to $108,994 in 2002.
This is primarily due to an increase in interest income in 2002. Equity in earnings of a jointly-owned company of $80,284 in 2001 decreased $52,023 or 65%
to total $28,261 in 2002. This was due to the Company's share of the decreased operating income of the jointly-owned investment.

Direct costs totaling $34,272,577 in 2001 decreased $10,445,803 or 30% to the reported totals of $23,826,774 in 2002 . Gas marketing costs of $33,405,180 in
2001 decreased $10,308,286 or 31% to $23,096,894 in the current year, due to a slight decrease in gas purchased coupled with a substantial decrease in price.

Production and well service costs totaling $268,859 in 2001 decreased $43,412 or
16% to a reported level of $225,447 in 2002. Production cost decreases of
$42,960 were combined with a decrease in well service costs of $452.

Equipment expenses decreased $94,530, or 17% from reported totals of $544,519 in
2001 to $449,989 in the current year. The decrease reflects the costs associated with the two pipeline projects in 2001 that were not incurred in 2002.
Depreciation expenses increased slightly by $425 over 2001.

General and administrative expenses totaling $939,007 in 2001 decreased $135,776 or 14% in 2002 to $803,231. A major cause of the decrease was a significant decrease in bad debt expenses of $288,400. This was offset by an increase in several other expenses, including increases in accounting fees of $97,782 and attorney fees of $39,537, primarily related to the restatement of the Company's financial statements.

Net income of $126,200 in 2001 decreased $166,541 or 132% to a net loss of $40,341 in 2002. By reportable segments, marketing profit decreased $150,219, equipment rental loss decreased $6,285, and oil and gas production and well services profit decreased $128,585, while all others, which include general and administrative expenses, offset by other income, showed a net decrease in expenses of $105,978. These differences are explained above.

Net working capital at December 31, 2002 increased $35,216 over 2001. The current assets of $5,668,699 in 2001 were more in 2002 by $926,153 totaling
$6,594,852, and current liabilities of $4,813,933 in 2001 were more by $890,937 in 2002 reaching a total of $5,704,870. Cash and accounts receivable totaling
$5,540,688 in 2001 increased by $867,628 in 2002 to $6,408,316.

Inventory totaling $49,569 in 2001 had a slight increase of $2,256 or 5% to
$51,825 in 2002 and prepaid expenses reported at $78,442 in 2001 also increased by $56,269 or 72% to total $134,711 in 2002. The increase in current liabilities was due primarily to an increase in trade payables and production distribution payable. Trade payables totaling $4,546,701 in 2001 increased by $496,420 or 11%
to $5,043,120 in 2002. The production distribution payable totaling $188,007 in
2001 increased by $422,183 or 225% to a reported $610,190 in 2002.

Net fixed assets totaling $415,730 showed a net decrease of $44,582 or 11% from totals of $371,148 in 2002. Purchases of $9,461 were offset by the current year provisions for depreciation of $54,043.

Leased property in 2002 represents a truck valued at $75,000 less accumulated depreciation of $41,250.

Cash set aside for well plugging of $249,929 in 2001 increased $2,266 or 1% to
$252,195 in 2002; this represents interest earned on principal for the year.

Investments represent the Company's interest in a jointly-owned company. The
Investment of $85,245 in 2002 decreased $9,498 or 10% from $94,743 in 2001. The account was increased by the Company's share of net income of $28,261, and reduced by distributions received of $37,759.

Long term receivables of $150,000 represents the balance of certain accounts receivable whose receipt is expected to be deferred more than one year.

Long term obligations under capital leases, along with the reported current portion, decreased by $9,754, the amount of principal payments made during the year.

Common stock increased $2,500, representing 50,000 shares issued to the
President as a stock bonus.

At December 31, 2002, cash increased $332,697 from December 31, 2001. The principal factor was the increase of accounts payable offset by the increase in accounts receivable. Operations provided cash of $314,153, investing activities provided cash of $28,298, and financing activities used $9,754 of cash, representing the total net cash increase.

ITEM 7. FINANCIAL STATEMENTS

The financial statements as of December 31, 2002 are included in this report, beginning on page 22.

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

ITEM 8A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM 8B.  OTHER INFORMATION

NONE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
REGISTRANT

Directors, Officers, and Nominees as of December 31, 2002.

Name                Age

James J. Concilla    65  Mr. Concilla, founder of the Company, retired as
                         Board Chairman and Company President in April
                         of 2000.  Mr. Concilla has been an employee,
                         Director and Officer of the Company since its
                         organization in 1978.  Mr. Concilla retired as an
                         employee in May of 2001.  Mr. Concilla remains a
                         member of the Wage/Bonus Committee.  Mr. Concilla
                         has a Bachelor of Science Degree from Edinboro
                         University and a Masters Degree in Mathematics from
                         the State of Pennsylvania.

James J. MacFarlane  40  Mr. MacFarlane has been a Director since 1993 and also is a member of the Audit Committee.  Mr.
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
                         Long graduated from Alford University in 1973 and
                         holds an Associates Degree in Civil Engineering.  Mr.
                         Long is a certified Professional Landman and is a
                         member of the American Association of Professional
                         Landmen.

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

                         Summary Compensation Table

     Name and         Year    Base Salary   Commissions    Bonus        Other
Principal Position              (1)              (2)     (3)(4)         (5)(6)

James J. Concilla     2002            0           0         0               0
President, Chairman   2001      $12,115           0         0          $6,627
of the Board through  2000      $44,342           0         0               0
March 31, 2000

Stephen B. Millis     2002      $85,000           0         0               0
President as of       2001      $85,000           0         0               0
April 1, 2000         2000      $79,615           0    $6,908         $38,000

Jeffery L. Buchholz   2002            0          0          0              0
Secretary/Treasurer   2001       $1,500          0          0              0
Through October 16,   2000       $1,042          0          0              0
2002

James M. Reynard      2002      $11,166          0          0              0
Secretary/Treasurer   2001            0          0          0              0
As of October 17,     2000            0          0          0              0
2002

James J. MacFarlane   2002      $11,000          0          0              0
Chairman of Board     2001      $12,000          0          0              0
from April 1, 2000    2000       $4,681          0          0              0
to December 7, 2002

William Fustos        2002       $1,000          0          0              0
Chairman of Board     2001            0          0          0              0
As of December 8,     2000            0          0          0              0
2002

(1) In May of 2001, Mr. Concilla retired as an employee of the Company.

(2) Reflects commissions related to the sale of natural gas

(3) In 2000, compensation contracts were negotiated for Mr. Millis and employee Mr. Scott Sampson which include stock bonus awards of 100,000 shares each of which 50,000 and 100,000,respectively, were paid in the year 2001.

(4) In April 2000, Mr. Millis was given a two year employment contract which stipulated, among other things, a base salary of $85,000 per year and a incentive bonus calculated on three years earnings history. The amount of $6,908 is an accrual on the books for a performance bonus payable to Mr. Millis for
2001 that was paid in 2002. The amount is calculated based on his employment contract.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of December 31, 2002 concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.

Name and Address               Number of Shares (1)(2)  Percentage of Class

Sabre Oil & Gas Inc.             1,043,710.63                      19.8%

James J. Concilla                    7,162.50 (3)                   0.1%
20 Blaine Street
North East, PA  16428

Stephen B. Millis                  322,650.00                       6.0%
11370 Martin Road
North East, PA  16428

David H. Stetson                    81,487.50                       1.5%
9916 East Lake Road
North East, PA.  16428

All Officers and Directors
as a group (3 individuals)         411,300.00                       7.7%

NOTE: Directors MacFarlane, Johnson, Garfield, Fustos and Long are not
shareholders.

(1) On May 13, 2002, directors Concilla and Johnson, and former directors Valone and Bucholz sold 100% of their stock position in the Company.

(2)  All shares are beneficially owned and the sole investment and voting power is held by the persons named.  Includes shares which may be owned beneficially by the wives and/or minor children and/or trusts for the benefit of the minor children of the persons named, as to which beneficial interest is disclaimed.

(3)  Includes shares owned by Mr. Concilla's wife, as to which beneficial interest is disclaimed.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS

Exhibit Number       Document

      11             Computation of Earnings Per Share

      31.1           Certification by Chief Executive Officer pursuant to
                     Rule 13a - 14(a) or 15d-14(a), as adopted pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

      31.2           Certification by Chief Financial Officer pursuant to
                     Rule 13a - 14(a) or 15d-14(a), as adopted pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

      32.1           Certification by Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002.

      32.2           Certification by Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed, or expected to be billed, by our principal accountants with respect to the periods indicated:

                                            Year Ended            Year Ended
                                            December 31,          December 31,
                                               2002                  2001
Audit fees                                  $ 26,500               $ 22,500
Audit-related fees                          $  1,950               $ 23,755
Tax fees                                    $  4,970               $  6,000
All other fees, including tax
consultation and preparation                $ 31,230               $ 22,585

All audit fees are approved by our Board of Directors.

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

/s/James J. Concilla         Director
JAMES J. CONCILLA

/s/Robert H. Long            Director
ROBERT H. LONG

/s/W. Eric Johnson           Director
W. ERIC JOHNSON

/s/David H. Stetson          Director
DAVID H. STETSON

/s/Robert L. Garfield        Director
ROBERT L. GARFIELD

/s/James J. Macfarlane       Director
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

        As more fully described in note B subsequent to the issuance of the
Company's 2002 financial statements and our report thereon dated March 31, 2003, we became aware that those financial statements reflected 2002 and prior year income as a liability for deferred revenue. In our original report we expressed an unqualified opinion on the 2002 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

                                          Gorzynski, Felix and Gloekler, P.C.

November 1, 2004
North East, Pennsylvania

                          VINEYARD OIL AND GAS COMPANY
                                  Balance Sheet
                                December 31, 2002

                                  (As Restated)

ASSETS

 Current Assets
   Cash                                                      $    612,457
   Accounts receivable, less allowance for
    doubtful accounts of $348,607                               5,795,859
   Inventories                                                     51,825
   Prepaid expenses                                               134,711
     Total current assets                                       6,594,852

 Property, Plant and Equipment
   Land and land improvements                                     193,680
   Building and improvements                                      267,618
   Oil and gas properties and transmission
    equipment                                                   5,482,134
   Drilling and other equipment                                 1,239,353
                                                                7,182,785
   Less: accumulated depletion, depreciation and
    amortization                                               (6,811,637)
                                                                  371,148

 Leased Property
   Vehicle, less accumulated amortization of $41,250               33,750

 Other Assets
   Long term trade receivables                                    150,000
   Cash restricted for well plugging                              252,195
   Investment in jointly-owned company - at equity                 85,245
                                                                  487,440
                                                             $  7,487,190
                                                               ==========

See notes to financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
   Accounts payable
     Trade                                                   $  5,043,120
     Production distribution payable                              610,190
   Accrued expenses                                                41,090
   Current portion of obligation under capital lease               10,470
     Total current liabilities                                  5,704,870

 Long Term Liabilities
   Obligation under capital lease                                  39,979

 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,325,563 shares
    at December 31, 2002, at stated value of $.05                 266,278
   Additional paid-in capital                                   4,965,430
                                                                5,231,708

   Retained Earnings (Deficit)                                 (3,264,447)

                                                                1,967,261

   Less: Cost of 67,944 Shares Held in Treasury                  (224,920)
                                                                1,742,341

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  7,487,190
                                                               ==========

                          VINEYARD OIL AND GAS COMPANY
                                Income Statements
                 For the Years Ended December 31, 2002 and 2001

                                  (As Restated)

                                                     2002         2001

Earned Revenues

  Gas marketing                                  $ 23,496,035 $ 33,954,540
  Production and well services                        546,600      718,172
  Equipment rental and service income                 431,468      519,713
                                                   24,474,103   35,192,425

  Other income                                        108,994       91,734
  Equity in earnings of jointly-owned
   company                                             28,261       80,284
                                                  $24,611,358  $35,364,443

Costs and Expenses
  Direct costs of earned revenues
    Gas marketing                                $ 23,096,894  $33,405,180
    Production and well services                      225,447      268,859
    Equipment expenses                                449,989      544,519
    Depreciation and amortization                      54,444       54,019
                                                   23,826,774   34,272,577

  General and administrative                          803,231      939,007
  Depreciation                                         14,599       19,654
  Interest                                              7,095        7,005
                                                  $24,651,699  $35,238,243

Net (Loss) Income Before Income Taxes             $   (40,341)   $ 126,200

Income Taxes                                                0            0

Net (Loss) Income                                $    (40,341) $   126,200
                                                    ==========   ==========

Basic (Loss) Earnings Per Common Share           $      (.008) $      .024
                                                    ==========   ==========

Diluted (Loss) Earnings Per Common Share         $      (.008) $      .024
                                                    ==========   ==========

See notes to financial statements.

                          VINEYARD OIL AND GAS COMPANY
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 2002 and 2001

                                  (As Restated)

                                           Capital in    Retained
                                  Common   Excess of     Earnings     Treasury
                                  Stock    Par Value     (Deficit)     Stock

Balance at January 1, 2001       $256,278 $ 4,975,430  $(3,713,082)  $(224,920)

Stock Bonuses Awarded               7,500      (7,500)           0           0

Net Income For the Year                 0           0      126,200           0

Cumulative effect of restatement        0           0      362,776           0

Balance at December 31, 2001      263,778   4,967,930   (3,224,106)   (224,920)

Stock Bonuses Awarded               2,500      (2,500)           0           0

Net (Loss) For the Year                 0           0      (40,341)          0

Balance at December 31, 2002     $266,278 $ 4,965,430  $(3,264,447)  $(224,920)
                                 ========   =========   ===========   =========

See notes to financial statements.

                          VINEYARD OIL AND GAS COMPANY
                            Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001

                                  (As Restated)

                                                      2002         2001

Operating Activities

  Net (loss) income                              $   (40,341)  $   126,200
  Adjustments to reconcile net (loss)income
  to net cash provided by (used in) operating
   activities:

    Depletion, depreciation and amortization          69,042        73,673
    Provision for losses on accounts receivable      (90,022)      151,374
    (Gain) on disposal of assets                           -        (1,000)

  Changes in operating assets and liabilities
   providing (using) cash:

    Accounts receivable                             (397,174)    1,257,186
    Inventories                                       (2,256)       17,538
    Prepaid expenses                                 (56,269)      379,652
    Accounts payable                                 918,602    (3,396,265)
    Accrued expenses                                 (28,382)      (22,184)
    Deferred revenue                                 (30,787)        5,734
    Income from investment in jointly-owned
    company                                          (28,261)      (80,284)
    Net cash provided by (used in)
     operating activities                            314,153    (1,488,376)

Investing Activities
  Purchases of property, plant and equipment          (9,461)      (44,632)
  Proceeds from sale of equipment                          0         1,000
  Distributions from investment in
   jointly-owned company                              37,759       159,327
    Net cash provided by
     investing activities                             28,298       115,695

Financing Activities
  Principal payments under capital lease
  obligation                                          (9,754)       (9,087)

    Net cash (used in)
     financing activities                             (9,754)       (9,087)

Increase (Decrease) in Cash                          332,697    (1,381,768)

Cash at Beginning of Year                            531,955     1,913,723

Cash at End of Year (Note C)                     $   864,652   $   531,955
                                                 ============  ============

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

     Revenue Recognition - Oil and gas production revenue is recognized as production and delivery take place. Gas marketing revenues are recognized, inclusive of transportation costs, when title passes. Title of the gas passes to the Company at the wellhead meter and is transferred to the enduser at the specified delivery point. The Company has contracts with producers and endusers to determine pricing and estimated volumes for the purchase and sale of natural gas. The contracts typically cover 12 month periods and are generally based on market prices. Field service revenues are recognized when the goods or services have been provided.

        Cash Restricted for Well Plugging - Cash restricted for well plugging consists of cash collected from limited partnerships, which is held in escrow in separate bank accounts, and a certificate of deposit required by the state to be maintained to offset future plugging costs. Because these funds will be restricted for a period of more than one year, the assets have been classified as noncurrent items.

        Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of parts and piping utilized in the Company's oil and gas operations.

        Development Costs of Oil and Gas Properties - The Company follows the successful efforts method of accounting for its oil and gas producing activities as prescribed by SFAS Statement No. 19 "Financial Accounting and Reporting by
Oil and Gas Producing Companies". Under this method, all costs of production equipment, properties and wells are capitalized and are depleted on the units of production method based on the estimated recoverable oil and gas reserves. Costs of acquiring undeveloped oil and gas leasehold acreage are capitalized.
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

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations". SFAS 143 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas
Producing Companies", and is effective for the Company's financial statements beginning January 1, 2003. This statement would require the Company to recognize a liability for the fair value of its plugging and abandoning liability
(excluding salvage value) with the associated costs included as part of the
Company's oil and gas properties balance. It has been determined that adoption of SFAS 143 will have a cumulative effect of approximately $840,000 on the
Company's financial position and results of operations.

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

        Assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of APB 30, "Reporting Results of Operations - Reporting
the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued
operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 was effective as of January 1, 2002. During 2002, the
Company did not dispose of any long-lived assets, thus, there was no impact on continuing or discontinued operations.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No.
4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of
Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS
64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" and
amends SFAS No. 13, "Accounting for Leases." Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business,
and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,"
now will be used to classify those gains and losses. SFAS 145 is effective for the Company's financial statements beginning January 1, 2003. The adoption of
SFAS 145 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and
Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others". FIN 45's disclosure requirements are effective for the
Company's interim and annual financial statements for periods ending after
December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after
December 31, 2002.  FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Adoption of FIN
45 did not have any effect on the Company's financial statement disclosures for the year ended December 31, 2002, and the Company does not expect FIN 45 to have a material impact on its financial position, results of operations or cash flows in the future.

        Property, Plant and Equipment - Property, plant and equipment is stated
at historical cost. Expenditures for major additions or betterments are capitalized. Maintenance and repairs are charged to expense as incurred.
Differences between amounts received and net carrying value of assets retired or disposed of are included in the income statement. For the year ended December
31, 2001 the Company realized a net gain on the disposal of assets of $1,000.
There were no disposals for the year ended December 31, 2002. Depreciation of assets is computed by the straight-line method for financial reporting purposes at rates sufficient to amortize the costs over their estimated useful lives and by accelerated methods for income tax purposes.

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

                                                               Common
                                                               Stock

    Balance at January 1, 2002                                5,275,563
    Issuance of shares - Year 2002                               50,000
    Balance at December 31, 2002                              5,325,563
                                                              =========

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

        The most significant estimates are related to the allowance for uncollectible accounts receivable, inventory obsolescence, depreciation, and oil and gas reserves. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

        Marketing Risk Factors - The Company's gas marketing business segment is subject to certain financial exposure inherent to the industry. Extensive measures are taken to limit pricing and supply exposure. However the price of the natural gas commodity traded by the Company is volatile and is driven by factors beyond the control of the Company.

NOTE B - RESTATEMENT OF DEFERRED REVENUE

     As a result of a review of the Company's periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange
Commission (the "Staff"), the Company has restated its financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and for
the years ended December 31, 2001 and 2002, related to its accounting for deferred revenue.

        Since 1990 the Company, as general partner, has withheld from prior years quarterly partnership distributions, an estimated fee for future well plugging charges. The plugging fees were recorded as deferred revenue until the actual plugging costs had been incurred by the partnerships. However, under SFAS 19, the Company estimated that the salvage values of its properties were sufficient to offset its liabilities with respect to plugging the wells and as a result the
Company has now determined that the deferral of this revenue was not appropriate. Accordingly, the Company has restated its January 1, 2001 retained earnings and equity by $362,776 to account for the cumulative effect of this restatement as of December 31, 2000. In addition, the Company has restated its financial statements for 2002 to account for the affect of amounts received in
2002 that should have been recorded as income during 2002. The following sets forth the affects of the restatement on 2002 as well as years prior to January
1, 2001 where there would have been a material effect of this restatment:

                           December 31, 2002              December 31, 2000

                          As         As restated         As        As restated
                      originally         (1)         originally        (2)
                       reported                        reported

Revenues               24,579,812      24,611,358    21,370,872    21,437,907
Net income (loss)         (71,887)        (40,341)     (283,115)     (216,080)
Earnings (loss)
   per share
    - Basic                (0.013)          (.008)        (.053)        (.042)
    - Diluted              (0.013)          (.008)        (.053)        (.042)

Total liabilities       6,139,171       5,744,848     8,787,752     8,424,975
Total                   1,348,019       1,742,342     1,293,705     1,656,482
shareholders'
   equity

                           December 31, 1995              December 31, 1994

                          As           As restated       As               As
                       originally           (3)       originally       restated
                        reported                       reported            (4)

Revenues                4,394,565       4,477,373     4,009,524      4,068,672
Net income (loss)          76,654         159,462        48,786        107,934
Earnings (loss)
   per share
    - Basic                  .015            .031          .010           .022
    - Diluted                .015            .031          .010           .022

Total liabilities       2,206,157       1,910,415     1,956,943      1,744,009
Total                   1,222,656       1,518.398     1,143,865      1,356,799
shareholders'
   equity

                          December 31, 1993             December 31, 1991

                            As        As restated      As         As restated
                         originally       (5)       originally        (6)
                          reported                   reported

Revenues                 3,660,426     3,798,439     1,022,099    1,037,872
Net income (loss)           20,029       158,042      (158,106)    (142,333)
Earnings (loss)
   per share
    - Basic                   .003          .025         (.025)       (.022)
    - Diluted                 .003          .025         (.025)       (.022)

Total liabilities        2,028,744     1,874,958     2,525,428    2,509,655
Total shareholders'      1,095,078     1,248,864       376,554      392,327
   equity

(1) The restatement affected the 4th quarter of 2002
(2) The restatement affected the 4th quarter of 2000
(3) The restatement affected the 4th quarter of 1995
(4) The restatement affected the 4th quarter of 1994
(5) The restatement affected the 4th quarter of 1993
(6) The restatement affected the 4th quarter of 1991

In connection with the above, the Company has restated Notes A, C and G for the affects of the cumulative and current period amounts of the restated numbers.
There was no impact on the Company's statements of cash flows for any of the years affected by this restatement.

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

        Cash paid during the year for:

                                                         2002           2001

      Interest                                        $  7,095     $    7,005
      Income taxes                                           0              0

      Noncash financing activities:
        Stock bonus awarded                              2,500              0

Cash consists of the following at the end of each year presented:

                                                        2002           2001

    Cash in bank                                    $  717,457     $  387,026
    Short-term investments                             147,195        144,929
                                                    $  864,652     $  531,955
                                                     =========      =========

Cash is classified as follows for financial statement reporting purposes:

                                                        2002           2001

    Unrestricted cash                               $  612,457     $  282,026
    Cash restricted for well plugging                  252,195        249,929
                                                    $  864,652     $  531,955
                                                     =========      =========

NOTE D - INCOME TAXES

The components of the provision (benefit) for income taxes are:

                                                        2002           2001

    Current
      Federal                                         $      0       $      0
      State                                                  0              0
                                                      $      0              0
    Deferred
      Federal                                          (13,716)        32,450
      State                                             (2,663)        13,000
      Valuation allowance                               16,379        (45,450)
                                                             0              0
    Total tax provision                               $      0       $      0
                                                       =======        ========

        The tax effects of significant items comprising the net deferred tax asset are as follows:

                                                       2002           2001

    Deferred tax assets:
      Operating loss and tax credit carryforward   $ 1,307,036    $ 1,331,106
      Property and equipment                             4,446          3,145

    Total deferred tax assets                      $ 1,311,482    $ 1,334,251
    Valuation allowance                             (1,311,482)    (1,334,251)

    Net deferred tax asset                         $         0    $         0
                                                     =========      =========

        The net decrease in the valuation allowance was $22,769 between 2002 and
2001, primarily as a result of expiration of carryforwards and current year net loss.

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

                                                       2002           2001

    Statutory rate applied to pre-tax income         $(13,716)      $ 32,450
    State taxes, net of federal tax benefit            (2,663)        13,000
    Valuation allowance                                16,379        (45,450)

    Provision for income taxes                       $      0       $      0
                                                      =======        =======

     The Company has  available  at December  31, 2002,  unused  operating  loss carryforwards, which may provide for future tax benefits, expiring as follows:

                                  Federal              Pennsylvania
                Year of       Unused Operating       Unused Operating
              Expiration      Loss Carryforward      Loss Carryforward

                 2003          $1,544,234             $        0
                 2004           1,593,565                      0
                 2005                   0                      0
                 2006             102,646                      0
                 2007               5,592                      0
                 2008              51,581                      0
                 2009                   0                      0
                 2010                   0                      0
                 2011              43,824                      0
                 2012                 418                      0
                 2013                   0                      0
                 2014             159,937                      0
                 2015             302,085                      0
                               $3,803,882              $       0
                                =========              =========

NOTE E - OTHER ASSETS

1. Investment in jointly-owned company

     The Company owns a 45% interest in Northern Pipeline Company,LLC, which operates a pipeline for the transportation of natural gas, beginning operations in July, 1997. This investment is carried under the equity method, and is adjusted for the Company's proportionate share of undistributed earnings or losses less distributions received. Other parties with ownership interest include East Resources, Inc. owning 35% interest and Sabre Oil & Gas with
20%.

        Following is a summary of the unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC. Northern Pipeline
utilizes the accrual accounting method:

                                                         2002           2001

    Current assets                                    $180,266       $ 55,073
    Property and equipment, net                        362,387        440,998

                                                      $542,653       $496,071
                                                       =======        =======

    Current liabilities                               $116,649       $ 58,561
    Equity                                             426,004        437,510

                                                      $542,653       $496,071
                                                       =======        =======
    Sales                                             $344,586       $350,826
                                                       =======        =======
    Net income                                        $ 62,802       $178,410
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

                                       36

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
                                                       =======        =======

3. In May 2002, in a private transaction, Sabre Oil and Gas, Inc. acquired a 19.8% interest in the Company from a group of shareholders, which included four of the seven directors of the Company. Sabre and its affiliate, East
Resources, Inc., are major suppliers of natural gas production sold by the
Company's gas marketing segment. In 2002, Vineyard purchased $7,830,041 of natural gas from East Resources and Sabre. Accounts payable at December 31,
2002 included $1,107,613 and $1,127,378 payable to East Resources and Sabre, respectively.

        Sabre and East Resources also collectively own 55% of Northern Pipeline,
L.L.C.

NOTE G - BUSINESS SEGMENT INFORMATION

        Description of the types of products and services from which each reportable segment derives its revenue:

        The Company's three reportable business segments are gas marketing, equipment rental, and oil and gas production and well services.

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

The Company's segment profit or loss and assets are as follows:

                                           Oil & Gas
                    Gas      Equipment    Production &      All
                 Marketing    Rental     Well Services     Others       Totals
                                                            (a)
2002
Revenues from
 external
customers      $23,496,035   $ 431,468  $    546,600    $       0 $ 24,474,103

Intersegment
 revenues                0           0             0            0            0

Other revenue            0           0             0      137,255      137,255

Depreciation
 and
 amortization            0           0        54,444       14,599       69,043

Interest                 0           0             0        7,095        7,095

Segment
profit (loss)      399,141     (18,521)     266,709     (687,670)     (40,341)

Segment
 assets          5,520,174      239,234      744,732      983,050    7,487,190

Expenditures
 for segment
 assets                  0           0             0        9,461        9,461

                                       38

2001
Revenues from
 external
 customers      33,954,540     519,713       718,172            0   35,192,425

Intersegment
 revenues                0           0             0            0            0

Other revenue            0           0             0      172,018      172,018

Depreciation
 and
 amortization            0           0        54,019       19,654      73,673

Interest                 0           0             0        7,005       7,005

Segment
 profit (loss)     549,360    (24,806)      395,294   (793,648)    126,200

Segment
 assets          5,307,755      73,519       882,291      414,286   6,677,851

Expenditures
 for segment
 assets                  0             0      31,915       12,719      44,634

a) Revenue from segments below quantitative thresholds are attributable to the
Company's equity in earnings of its jointly-owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "all others".

NOTE H - COMMITMENTS AND CONTINGENCIES

1. Well-Plugging

        All except four of the limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs (see Note B.) Upon closing of the partnerships, the Company assumes all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 2002, the wells transferred to the Company from these partnerships continued to produce oil and gas. Also, as of December 31, 2002, the Company owned 164 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

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

        Lastly, future explorations may discover formations deeper than those previously known to exist, and non-producing wells may be deepened to access them. For these reasons, no well-plugging liability relating to gas wells owned directly by the Company, or in which the Company has an interest as a general partner, has been recorded as of December 31, 2002. However, as described in
Note A, effective January 1, 2003, the Company is required to adopt SFAS 143,

"Accounting for Asset Retirement Obligations". SFAS 143 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and
Reporting by Oil and Gas Producing Companies", and is effective for the
Company's financial statements beginning January 1, 2003. This statement would require the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. It has been determined that adoption of SFAS 143 will have a cumulative effect of approximately $840,000 on the Company's financial position and results of operations.

2. Other

        The Company is also a party to several actions which arose in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.

NOTE I - MAJOR CUSTOMERS AND SUPPLIERS

     The Company made a substantial portion of its gas marketing sales to five customers in 2002 and 2001. During 2002 and 2001, sales to these customers aggregated approximately $6,228,000 (27%) and $14,824,000 (44%), respectively.
At December 31, 2002 and 2001, amounts due from those customers included in trade accounts receivable were approximately $94,000 and $1,567,000, respectively.

        The Company purchased from nine suppliers approximately $14,175,000 (62%)
and $26,304,000 (79%)of gas for resale, during 2002 and 2001, respectively. At
December 31, 2002 and 2001, amounts due to those suppliers included in Accounts payable were approximately $3,623,000 and $3,245,000, respectively.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.

        Investments in jointly-owned company - This investment is carried, under the equity method, and is adjusted for the Company's proportionate share of undistributed earnings or losses less distributions received. The estimated fair value of the investment is based on the Company's proportionate share of the book value of the underlying net assets of the investee.

        Obligations under capital lease - Fair value approximates carrying value as the liability under the capital lease is recorded at the present value of the minimum lease payments.

        The estimated fair values of the Company's financial instruments as of
        December 31, 2002 are as follows:

                                                    Carrying
                                                     Amount    Fair Value

    Financial assets:
      Cash                                        $  864,652   $  864,652
      Investments                                 $   85,245   $  191,700

    Financial liability:
      Obligations under capital lease             $ (50,449)   $ (50,449)

        Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.

        At December 31, 2002, accounts receivable, net of allowance, amounted to
$5,795,859. Credit risk with respect to trade accounts receivable is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many different industries. However, many receivables are individually significant.

        At December 31, 2002, the carrying amount of the Company's deposits was
$864,652 and the gross bank balance, before deducting outstanding checks, was
$1,032,769. Of the bank balance, $254,813 was covered by federal depository insurance, $147,195 was insured under a brokerage firm's umbrella policy, and
$630,761 was uninsured.

NOTE K - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)

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

                                                        2002           2001

    Revenues                                          $453,175       $668,833

    Less:
      Production costs                                $143,834       $186,794
      Depletion, depreciation
       and amortization                                 30,219         24,368

                                                      $174,053       $211,162

    Operating income                                  $279,122       $457,671
    Income taxes                                             0              0

    Results of operations from oil and
     gas producing activities before
     corporate overhead and interest costs            $279,122       $457,671
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

        Standardized Measure of Discounted Future Net Cash Flows - The following schedule presents estimates of the standardized measure of discounted future net cash flows for the Company's proved reserves. Estimated future cash flows are determined using year-end prices adjusted only for fixed and determinable increases for natural gas provided by contractual agreement. Estimated future production and development costs are based on economic conditions at year end.
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

                                       42

                                                       2002           2001

    Future cash inflows                            $ 4,041,000    $ 1,147,000
    Future production costs                         (1,552,000)      (362,000)
    Future income tax expense                                0              0

    Future after-tax net cash
     flows                                           2,489,000        785,000
    10% annual discount                             (1,405,000)      (443,000)

    Standardized measure of
     discounted future net
     cash flows                                    $ 1,084,000    $   342,000
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

                                                         2002           2001

    Beginning of year                              $   342,000    $ 1,575,000

    Changes resulting from:
      Sales of production, net of costs               (279,000)      (669,000)
      Net change in prices and production costs        681,000       (457,000)
      Extensions and discoveries                             0              0
      Revisions in previous
       quantity estimates                              306,000       (238,000)
      Accretion of discount                             34,000        158,000
      Net change in income taxes                             0              0
      Other                                                  0        (27,000)

      Net increase (decrease)                          742,000     (1,233,000)

    End of year                                    $ 1,084,000    $   342,000
                                                     =========     ==========

NOTE L - EMPLOYMENT CONTRACTS

        During 2000, the Company entered into employment contracts with its president expiring April 1, 2002 and a marketing agent expiring January 1, 2003.
The contracts provide for base salaries, payments under covenants not to compete, signing bonuses, and incentives based on attainment of specified earning goals.

        During 2002, the marketing agent willingly terminated employment with the
Company nullifying the employment contract prior to expiration. Also, the president's contract has passed its expiration date without renewal. However, the contract does carry an "evergreen" clause stating that employment may be terminated by either party with thirty day written notification.

NOTE M - LETTERS OF CREDIT AND LINE OF CREDIT

        At December 31, 2002 and 2001, the Company had $250,000 outstanding in standby letters of credit. In addition, the Company had an approved line of credit of $500,000 of which $242,380 was offset against the standby letters of credit, with $257,620 unused and available at year end. The line is secured by certain real estate owned by the Company.

NOTE N - LEASES

        The Company is the lessee of a Mack CH 613 T/A Tractor under a capital lease expiring in 2005. The asset and the liability under the capital lease was initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is being depreciated over the lower of the related lease term or its estimated productive life. Depreciation of the asset under the capital lease is included in depreciation expense.

        Following is a summary of property held under capital leases:

                                                         2002          2001

    Mack CH 613 T/A Tractor                             $ 75,000      $ 75,000

    Less: accumulated depreciation                       (41,250)      (26,250)

                                                        $ 33,750      $ 48,750
                                                          ======       =======

     Minimum  future lease payments under the capital lease as of December 31, 2002 for each of the next three years and in the aggregate are:

              2003                                      13,719
              2004                                      13,719
              2005                                      29,386

   Total minimum lease payments                         56,824
   Less: Amount representing interest                   (6,375)

   Present value of net minimum lease payments          50,449
   Less: Current portion                               (10,470)

   Long term capital lease obligation                $  39,979
                                                       =======

NOTE O - PLEDGED ACCOUNTS RECEIVABLE

        The Company has pledged trade account receivables under a security agreement with East Resources, Inc., equal to 150% of the outstanding balance due to East Resources, Inc. as of December 31, 2002.

