Form 10QSB/A
period 2003-03-31
VINEYARD OIL & GAS CO
filed 2005-12-23
CIK 777582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 (Amendment #2)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the quarterly period ended March 31, 2003

Commission File Number          0-13871

                           Vineyard Oil & Gas Company
       (Exact name of small business issuer as specified in its charter)

           Pennsylvania                               25-1349204
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification No.)

           10299 West Main Road, North East, Pennsylvania 16428-0391
                    (Address of principal executive offices)

                                 (814) 725-8742
                          (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 YES [ ] NO [X]

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, No Par Value - 5,325,562.50 shares as of December 23, 2005

                       Statement Regarding This Amendment

We are amending our Form 10-QSB for the period ended March 31, 2003, as originally filed on August 21, 2003 and amended on November 28, 2003, as a result of comments received from the staff of the Securities and Exchange
Commission in connection with the filing of our Sch 13E-3 and Pre14A. We have expanded the footnote disclosure related to SFAS 143 and made other modifications to the footnotes. In addition, we have restated the manner in which we accounted for our asset retirement obligation/well plugging reserve. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the
Company on November 28, 2003.

PART 1 - ITEM 1.             FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEETS
                           VINEYARD OIL & GAS COMPANY
                               (As Restated)

                                                       March 31,  December 31,
                                                           2003          2002

                                                      (unaudited)
ASSETS
Current Assets

  Cash                                                 $1,528,714  $  612,457
  Accounts receivable                                   8,387,690   5,795,859
  Inventories                                              54,742      51,825
  Prepaid expenses                                        191,599     134,711

Total Current Assets                                   10,162,745   6,594,852

Property, Plant and Equipment
  Land and land improvements                              193,680     193,680
  Building and improvements                               267,659     267,618
  Oil and gas properties                                5,885,063   5,482,134
  Drilling and other equipment                          1,239,353   1,239,353
                                                        7,585,755   7,182,785

  Less accumulated depreciation                        (7,105,625) (6,811,637)
                                                          480,130     371,148
Leased Property
  Vehicle, less accumulated depreciation                   30,000      33,750

Other Assets
  Long term trade receivable                              150,000     150,000
  Cash restricted for well plugging                       252,592     252,195
  Investment in jointly-owned company                     104,577      85,245
                                                          507,169     487,440

TOTAL ASSETS                                          $11,180,044  $7,487,190
                                                      ============ ===========

                                                       March 31,  December 31,
                                                           2003          2002
                                                      (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                              $9,233,606   $5,043,120
    Production distribution payable                       363,876      610,190
  Accrued expenses                                         31,027       41,090
  Current portion of obligation under capital lease        10,657       10,470
Total Current Liabilities                               9,639,166    5,704,870

Long-term liabilities
  Obligation under capital lease                           37,244       39,979
  Accrued well plugging liability                         987,993            -

Total Liabilities                                      10,664,403    5,744,849

Shareholders' Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at March 31, 2003 and December 31, 2002
  at stated value of $.05                                 266,278      266,278

Additional paid-in capital                              4,965,430    4,965,430
                                                        5,231,708    5,231,708

Retained earnings (deficit)                            (4,491,147)  (3,264,447)
                                                          740,561    1,967,261
Less: cost of 67,944 shares held in treasury             (224,920)    (224,920)
                                                          515,641    1,742,341
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $11,180,044  $ 7,487,190

See notes to condensed financial statements.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002
                           VINEYARD OIL & GAS COMPANY
                                  (As Restated)

                                                       3 Months     3 Months
                                                          Ended        Ended
                                                          March        March
                                                       31, 2003     31, 2002
Earned Revenues
   Gas marketing                                     $13,454,799 $ 6,848,918
   Well services                                          10,815      24,921
   Production and royalties                              132,028      94,478
   Equipment rental and service income                    57,567     264,785
                                                      13,655,209   7,233,102
Other Income
   Rent and other income                                  18,463      14,819
   Equity in earnings of jointly-
   owned company                                          32,165       9,103
                                                      13,705,837   7,257,024

Cost and Expenses
   Direct costs of earned revenues
     Gas marketing                                    13,742,194   6,526,084
     Well services                                        29,999      19,903
     Production                                           50,117      26,771
     Equipment expenses                                   56,970     216,676
     Accretion expense                                    16,993           -
     Depreciation/amortization                            18,714      11,547
                                                      13,914,987   6,800,981

   General and Administrative                            169,022     212,398
   Depreciation                                            3,334       5,135
   Interest                                                1,108       2,274
                                                      14,088,451   7,020,788

Net (loss) income before cumulative
effect of change in accounting principle                (382,614)    236,236

Cumulative effect of change in
accounting principle
         Depreciation                                    275,691       -0-
         Accretion                                       568,070       -0-
                                                         843,761       -0-

Net (loss)income before income taxes                  (1,226,375)    236,236

Income taxes (Note 3)                                        325       5,031

Net (loss) income                                     (1,226,700)    231,205

Basic(loss)earnings per common share                       (.230)       .043

Diluted(loss)earnings per common share                     (.230)       .043

See notes to condensed financial statements

                       CONDENSED STATEMENTS OF CASH FLOWS
                     VINEYARD OIL & GAS COMPANY (UNAUDITED)
           FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (As Restated)

                                                       3 Months    3 Months
                                                          Ended       Ended
                                                          March       March
                                                       31, 2003    31, 2002
Cash flow from operating activities:
(Loss) income from operations                      $ (1,226,700)  $ 231,205
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization                          297,739      16,682
 Accretion                                              585,063           -
 Provision for losses on
  accounts receivable and inventories                     7,577       6,000
 Income from investment in jointly-owned
   company                                              (32,165)     (9,103)
 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable                               (2,599,409)    636,117
   Inventories                                           (2,917)     (6,171)
   Prepaid expenses                                     (56,888)     37,029
   Accounts payable                                   3,944,172    (868,658)
   Other current liabilities                            (10,063)    (35,729)
   Deferred revenue                                           -         658
 Net cash provided by
   operating activities                                 906,410       8,030

Cash flow from investing activities:
  Capital expenditures                                      (41)        -0-

  Distributions from
  investment in jointly-owned company                    12,833      24,455

Net cash provided by investing activities                12,792      24,455

Cash flow from financing activities:
  Principal payments on borrowings                       (2,548)     (2,374)
  Proceeds from bank loans                                 -0-      150,000

Net cash (used in)provided by financing activities       (2,548)    147,626

Increase in cash                                        916,654     180,111

Cash at beginning of period                             864,652     531,955

Cash at end of period                               $ 1,781,306   $  712,066
                                                    ============  ===========

See notes to condensed financial statements.

                                  VINEYARD OIL & GAS COMPANY
                            NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        MARCH 31, 2003

1.  BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Vineyard Oil and Gas (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly,
they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31,
2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2002.

2. RESTATEMENT AND NEW ACCOUNTING PRONOUCEMENTS

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations". SFAS 143 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement amends SFAS 19, "Financial Accounting and Reporting by Oil and Gas
Producing Companies." This statement requires the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. As a result of a review of the Company's periodic filings by the staff of the Division of Corporation Finance of the U.S.
Securities and Exchange Commission (the "Staff"), the Company has restated its financial statements for the quarter ended March 31, 2003 to expand its disclosure of the effects of adopting SFAS 143 as of January 1, 2003, and to recognize the effects of the adoption of SFAS 143. The material unaudited affects of the adoption, as of January 1, 2003, are as follows:

         Unaudited
                                                  March 31, 2003
                                             As
                                         Originally                As
                                          Reported                 restated
         Cummulative
         effect of accounting change          -0-              $    843,761

         Total Expenses                  14,066,481              14,932,537
         Net Income (Loss)                 (360,965)             (1,226,700)
         Earning (Loss) per share
                  Basic                      (0.068)                 (0.230)
                  Diluted                    (0.068)                 (0.230)
         Total Assets                    11,058,107              11,180,044
         Total Liabilities               10,071,053              10,664,403
         Total Shareholders' Equity         987,054                 515,641

        On January 1, 2003, the Company adopted SFAS 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical
Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from
Extinguishment of Debt, " SFAS 44, "Accounting for Intangibe Assets of Motor
Carriers" and SFAS 64, "Extinguishments of Debt made to Satisfy Sinking-Fund
Requirements" and amends SFAS No. 13, "Accounting for Leases." Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in Accounting
Principles Board Opinion No. (APB) 30, "Reporting the Results of Operations -
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions," now will be used to classify those gains and losses. The adoption of SFAS 145 did not have any effect on the Company's financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 is effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard did not have any effect on the Company's financial position, results of operations or cash flows.

        In November 2002, the FASB issued FASB Interpretation No. (FIN) 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others". FIN 45's disclosure requirements are effective for the Company's interim and annual financial statements for periods ended after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures even when the likelihood of making any payments under the guarantee is remote.
Adoption of FIN 45 did not have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure." SFAS 148 amends FASB 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ended after December 15, 2002. The adoption of SFAS 148 did not have any effect on the Company's financial position, results of operations or cash flow.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable
Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51."
FIN 46 is an interpretation of ARB 51, "Consolidated Financial Statements," and
addresses consolidation by business enterprises of variable interest entities
(VIEs). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as
VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.
Adoption of FIN 46 did not have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

3. PRIOR PERIOD ADJUSTMENTS

        Since 1990, the Company, as general partner, has withheld from prior years'
quarterly partnership distributions an estimated fee for future well plugging charges. The plugging fees were recorded as deferred revenue until the actual plugging costs had been incurred by the partnerships. However, under SFAS 19, the Company estimated that the salvage values of its properties were sufficient to offset its liabilities with respect to plugging the wells and as a result the
Company has now determined that the deferral of this revenue was not appropriate. As such, the Company has restated its January 1, 2001 retained earnings and equity by $362,776 to account for the cumulative effect of this restatement as of December 31, 2000. In addition, the Company has restated its financial statements for 2002 to account for the affect of amounts received in
2002 that should have been recorded as income during 2002. The following sets forth the affects of the restatement on 2002 as well as years prior to January
1, 2001 where there would have been a material effect of this restatement:

                          December 31, 2002               December 31, 2000

                      As originally    As restated    As originally  As restated
                         reported          (1)           reported        (2)

Revenues               24,579,812      24,611,358      21,370,872    21,437,907
Net income (loss)         (71,887)        (40,341)       (283,115)     (216,080)
Earnings (loss)
per share
-Basic                      (0.13)          (.007)          (.055)        (.042)
-Diluted                    (0.13)          (.007)          (.053)        (.040)

Total liabilities       6,139,171       5,744,848       8,787,752     8,424,975
Total shareholders'     1,348,019       1,742,342       1,293,705     1,656,482
   equity

                          December 31, 1995            December 31, 1994

                     As originally   As restated   As originally   As restated
                        reported         (3)         reported          (1)

Revenues               4,394,565      4,477,373      4,009,524      4,068,672
Net income (loss)         76,654        159,462         48,786        107,934
Earnings (loss)
per share
-Basic                      .015           .031           .010           .022
-Diluted                    .015           .031           .010           .022

Total liabilities      2,206,157      1,910,415      1,956,943      1,744,009
Total shareholders'    1,222,656      1,518.398      1,143,865      1,356,799
   equity

                         December 31, 1993            December 31, 1991

                    As originally    As restated    As originally  As restated
                      reported           (5)           reported        (6)

Revenues              3,660,426       3,798,439       1,022,099     1,037,872
Net income (loss)        20,029         158,042        (158,106)     (142,333)
Earnings (loss)
per share
 - Basic                   .003            .025           (.025)        (.022)
 - Diluted                 .003            .025           (.025)        (.022)

Total liabilities     2,028,744       1,874,958       2,525,428     2,509,655
Total                 1,095,078       1,248,864         376,554       392,327
shareholders'
equity

(1) The restatement affected the 4th quarter of 2002
(2) The restatement affected the 4th quarter of 2000
(3) The restatement affected the 4th quarter of 1995
(4) The restatement affected the 4th quarter of 1994
(5) The restatement affected the 4th quarter of 1993
(6) The restatement affected the 4th quarter of 1991

4.       PRIMARY EARNINGS PER SHARE

        Primary earnings per share are determined by dividing net income by the weighted average number of common shares outstanding (5,325,562.50 in 2003 and
2002).

5.       INCOME TAX

        No federal income tax was due or paid during the periods ended March 31,
2003, and 2002, due to available operating loss carry forwards.

6.       REVENUE RECOGNITION

        Oil and gas production is recognized as production and delivery takes place. Gas marketing revenues are recognized, inclusive of transportation costs, when title passes. Field service revenues are recognized when the goods or services have been provided.

7.       CASH FLOW INFORMATION

        For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short-term investments with original maturities of three months or less.

Short-term investments consist of money market funds, and are reported at market value, which equals cost.

The Company's cash payments for interest and income taxes were as follows:

Cash paid during the three month period ended March 31, for:

                                    2003          2002

                Interest            1,108         2,274
                Income taxes          325         5,031

Cash consists of the following as of the dates indicated:

                                   March 31, 2003        December 31, 2002

     Cash in bank                    $1,528,714              $  612,457
     Cash restricted for well
       plugging                         252,592                 252,195
                                     $1,781,306              $  864,652

8.  CAPITAL LEASE OBLIGATION
                                     March 31, 2003        December 31, 2002
      Payable in monthly
        installments to April, 2005     $ 47,901                $ 50,449
      Less current portion               (10,657)                (10,470)
                                          37,244                  39,979

7.125% lease obligation, secured by vehicle, payable in monthly installments of
$1,143 including interest to April 2005, with a final payment of $25,956.

      Maturities of long term portion are as follows:

                Year ending
                March 31             Principal

                2004                   $11,440
                2005                    25,804
                                       $37,244

9. BUSINESS SEGMENT INFORMATION

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

Measurement of segment profit or loss and segment assets

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual
Report on Form 10-KSB for the year ended December 31, 2002 and in Notes 1 and 2 to the Condensed Financial Statements included in Item 1. of this Report. The
Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

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

The Company's segment profit or loss and assets are as follows:

                              Well Services
               Gas            and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals

March 31,
2003

Revenues
from
external
customers     13,454,799      68,382        132,028         -0-    13,655,209

Intersegment
revenues           -0-         -0-           -0-            -0-         -0-

Other
revenue            -0-         -0-           -0-           50,628      50,628

Depreciation,
accretion and
amortization       -0-         5,912        873,556         3,334     882,802

Segment (loss)
profit          (287,395)    (24,499)      (791,645)     (123,161) (1,226,700)

Segment
assets         8,208,385     237,871       837,260      1,896,528  11,180,044

Expenditures
for segment
assets             -0-          -0-         -0-                41     402,971

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

10.  CONTINGENCIES

In February 2003, the Company's marketing segment underdelivered a small percentage of its customers' natural gas requirements. As a result of abnormally high gas consumption combined with related production constraints, the local gas utility company, National Fuel Distribution Company ("NFDC") supplied the customers'
needs. The Company was invoiced $505,307 by NFDC for the underdelivered amount.
Additional charges were incurred by Vineyard's customers in the amount of
$187,687. These charges are a contracted responsibility of the Company's
"pooled" producers, who market natural gas through the Company by yearly contract.

The Company filed a complaint with the Pennsylvania Public Utility Commission, disputing the amount invoiced by NFDC. In an effort to settle the dispute, NFDC made a settlement offer, reducing the charged amount by over 40%. At March 31,
2003, Vineyard included in accounts payable an estimate of the liability of
$432,417 and simultaneously recorded a receivable from the pool producers associated with the charges.

Negotiations have continued during 2003 and, as of September 30, 2003, Vineyard had revised the estimated liability to $254,621. Subsequently, the Company made a partial good-faith payment of $150,000. In January 2004, a final settlement was reached with all parties involved. A final payment of $104,621 was made by the Company and all amounts receivable from the pool producers have been recovered.

        On May 19, 2003, the Company filed suit against one of its customers for breach of contract. The Company's complaint involves three unpaid invoices totaling $108,334 for natural gas deliveries that occurred in compliance with the contractual agreement executed with the customer. The customer has filed a counterclaim alleging "cost to cover" issues in the amount of $183,238. Total exposure to the Company could be as high as $291,572, the combination of the possible negative impact of both claims. In the opinion of management, the suit should result in a settlement or award by the court in favor of the Company and adequate provision has been made for any loss that management currently anticipates may be incurred in settlement. At this time, however, no estimate can be made as to the timing of the settlement of this matter.

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                          QUARTER ENDED MARCH 31, 2003

Material Changes in Financial Condition

     Vineyard Oil & Gas Company's cash position increased $916,654 during the quarter ended March 31, 2003, primarily as a result of net cash provided by operating activities of $906,410. Of that amount, accounts receivable and accounts payable increases resulted in a net increase of $1,344,763. The quarter's net loss of $1,226,700 which included non-cash charges for depreciation, amortization and accretion of $882,802, reduced operational cash flow.

        Revenues increased $6,448,813 for the three month period ended March 31,
2003, over the same three month period in 2002. Gas marketing revenue increased by $6,605,881 in this period, by far the most significant change of all the business segments. The increase in gas marketing revenue resulted from a combination of price and volume increases. Market prices in the three month period ended March 31, 2003 were significantly higher (in excess of two to three times higher) than market prices for the same period in 2002. The price increase was coupled with a volume increase of approximately 30% in 2003 over the same period in 2002. Well services and equipment rental and service income decreased a total of $221,324 over the same period last year. The most significant reason for the decline in revenue was a large pipeline project that was completed in the first quarter of 2002. This significant project accounted for approximately
$230,000 in gross revenue in 2002. Production and Royalties increased $37,550 over the prior period due mainly to a combination of price and volume. In order to take advantage of the price increases noted above, the Company increased gas and oil production. Equity in earnings of a jointly-owned company (Northern
Pipeline, LLC.) increased by $23,062 in 2003. The increase is attributable to an increase in the gathering fee charged and an increase in volume through the pipeline.

        Cost of revenues increased $7,067,663 over the similar period in 2002. Gas purchases increased by $7,216,110. Significant increases in expenses are related to the increase in gas prices noted above. The profit margin deteriorated in
2003 resulting in a business segment loss of $287,395. The decrease in margin is related to unscheduled demand. Below normal temperatures for the period sparked higher than anticipated consumption, forcing the Company to cover volume demand by purchasing gas in the cash market. These prices were significantly higher and in most cases exceeded contracted prices with the customers. Well services and
Equipment Rental expenses decreased $149,610 from the prior year. The decrease is directly related with the pipeline project explained above. Production expenses increased by $23,346 in 2003. As mentioned, to take advantage of increased prices the Company increased production, which resulted in higher expenses.

        The effects of SFAS 143 totaled $866,056 as of March 31, 2003 (see Note 2 to the Condensed Financial Statements included in Item 1 of this Report).
Accretion expense in 2003 totaled $585,063 with $16,993 affecting the current period and the balance of $568,070 reported as the cumulative effect.
Depreciation expenses totaled $280,993 for the same period with $5,302 affecting the current period and the balance of $275,691 reported as the cumulative effect.

        General and administrative expenses decreased $43,376 from the similar period in 2002. The majority of these expenses reflected reductions from the same period in 2002. The more significant decreases related to accounting fees, salaries, payroll taxes and travel/entertainment.

        A net loss of $1,226,700 represents a decrease of $1,457,905 over the income of $231,205 in the same period in 2002. The schedule of segment profit and loss shows the changes by business segment. The gas marketing segment suffered a loss of $287,395 as a result of a margin decrease of $610,229 from the same period in 2002. As explained above, the deterioration in margin was due to higher then normal costs to purchase gas. Well services and equipment rental produced a segment loss of $24,499 as margins decreased by $72,079 from 2002.
Removing the profit impact of the large pipeline project (approximately $67,000)
explained above, an increase in several overhead expenses is the reason for the decrease in margin. Production reported a segment loss of $791,645 down $853,352 from the prior year. Predominately, the cumulative effects of FASB 143 are responsible for the margin loss (see note 2 to the Condensed Financial
Statements included in Item 1 of this Report). All other costs, net of other revenue, resulted in a segment loss of $123,161 for 2003. This shows a margin improvement of $77,755 from 2002. The improvement is the result of increased other revenue and control of expenses.

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15.  Based upon the evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  During the quarter ended March 31, 2003, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     NOT APPLICABLE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE

ITEM 5. OTHER INFORMATION

     NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

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

(b)  REPORTS ON FORM 8-K

     NONE.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2005
VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President

/s/ James M. Reynard
JAMES M. REYNARD            Secretary/Treasurer

