Form 10QSB/A
period 2003-06-30
VINEYARD OIL & GAS CO
filed 2005-12-23
CIK 777582

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

                           YES [   ]             NO  [ X ]

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, No Par Value - 5,325,562 shares as of December 23, 2005

                       Statement Regarding This Amendment

        We are amending our Form 10-QSB for the period ended June 30, 2003, as originally filed on September 24, 2003 and amended on November 28, 2003, as a result of comments received from the staff of the Securities and Exchange
Commission in connection with the filing of our Sch 13E-3 and Pre14A. We have expanded the footnote disclosure related to SFAS 143 and made other modifications to the footnotes. In addition, we have restated the manner in which we accounted for our asset retirement obligation/well plugging reserve. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the
Company on November 28, 2003.

PART 1 - ITEM 1.              FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEETS
                           VINEYARD OIL & GAS COMPANY

                                  (As Restated)

                                                     June 30,     December 31,
                                                        2003            2002
                                                    (unaudited)

ASSETS
Current Assets
  Cash                                               $2,190,357    $  612,457
  Accounts receivable                                 4,047,841     5,795,859
  Inventories                                            52,718        51,825
  Prepaid expenses                                       37,935       134,711
Total Current Assets                                  6,328,851     6,594,852

Property, Plant and Equipment

  Land and land improvements                            193,680       193,680
  Building and improvements                             267,659       267,618
  Oil and gas properties                              5,885,063     5,482,134
  Drilling and other equipment                        1,239,353     1,239,353
                                                      7,585,755     7,182,785

  Less accumulated depreciation                      (7,123,798)    (6,811,637)
                                                        461,957       371,148
Leased Property
  Vehicle, less accumulated depreciation                 26,250        33,750

Other Assets
  Long term trade receivable                            150,000       150,000
  Cash restricted for well plugging                     252,970       252,195
  Investment in jointly-owned company                    93,923        85,245
                                                        496,893       487,440

TOTAL ASSETS                                        $ 7,313,951    $7,487,190
                                                    ===========    ==========

                                                    June 30,     December 31,
                                                       2003             2002
                                                   (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                          $5,481,321     $5,043,120
    Production distribution payable                   204,060        610,190
  Accrued expenses                                     34,923         41,090
  Current portion of obligation under capital lease    10,848         10,470
Total Current Liabilities                           5,731,152      5,704,870

Long-term liabilities
  Obligation under capital lease                       34,459         39,979
  Accrued well plugging liability                   1,004,986              -
 Total Liabilities                                  $6,770,597      5,744,849

Shareholders' Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at June 30, 2003, at stated value of $.05           266,278        266,278

Additional paid-in capital                          4,965,430      4,965,430
                                                    5,231,708      5,231,708
Retained earnings (deficit)                        (4,463,434)    (3,264,447)
                                                      768,274      1,967,261
Less: cost of 67,944 shares held in treasury         (224,920)      (224,920)
                                                      543,354      1,742,341

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $7,313,951    $ 7,487,190

See notes to condensed financial statements.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002
                           VINEYARD OIL & GAS COMPANY
                                  (As Restated)

                                3 Months    3 Months    6 Months     6 Months
                                   Ended       Ended       Ended        Ended
                                 June 30,    June 30,    June 30,     June 30,
                                    2003        2002        2003         2002
Earned Revenues
   Gas marketing              $9,019,599  $5,049,376  $22,474,398 $11,898,294
   Well services                  28,026       8,022       38,841      32,943
   Production and royalties      154,857     100,478      286,885     194,956
   Equipment rental and
   service income                 19,379     107,431       76,946     372,216
                               9,221,861   5,265,307   22,877,070  12,498,409
Other Income
   Rent and other income          34,219      19,204       52,682      34,023
   Equity in earnings of
   jointly-owned company          24,362      13,904       56,527      23,007
                               9,280,442   5,298,415   22,986,279  12,555,439

Cost and Expenses
   Direct costs of earned
   revenues
     Gas marketing             8,916,181   5,019,454   22,658,375  11,545,538
     Well services                39,907      23,690       69,906      43,593
     Production                   38,387      32,406       88,504      59,177
     Equipment expenses           47,445     102,052      104,415     318,728
     Depreciation/amortization    18,588      11,546       37,302      23,093
     Accretion expense            16,993         -0-       33,986         -0-
                               9,077,501   5,189,148   22,992,488  11,990,129

   General and Administrative    171,058     184,112      340,080     396,510
   Depreciation                    3,334       3,374        6,668       8,509
   Interest                          836       1,812        1,944       4,086
                               9,252,729   5,378,446   23,341,180  12,399,234

Net income(loss) before
cumulative effect of change
in accounting principle           27,713     (80,031)    (354,901)    156,205

Cumulative effect of change
in accounting principle
      Depreciation                  -0-         -0-       275,691       -0-
      Accretion                     -0-         -0-       568,070       -0-
                                    -0-         -0-       843,761       -0-
Net income (loss) before
income taxes                      27,713     (80,031)  (1,198,662)   156,205

Income taxes (Note 3)               -0-         -0-           325       5,031

Net income(loss)                  27,713     (80,031)  (1,198,987)   151,174

Basic earnings (loss) per
  common share                      .009       (.015)       (.058)       .028

See notes to condensed financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     VINEYARD OIL & GAS COMPANY (UNAUDITED)
                  FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (As Restated)

                                 3 Months    3 Months    6 Months    6 Months
                                    Ended       Ended       Ended       Ended
                                  June 30,    June 30,    June 30,    June 30,
                                     2003        2002        2003        2002
Cash flow from operating
  activities:
Income (loss) from operations    $ 27,713     (80,031)  (1,198,987)   151,174
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization     21,922      14,920      319,661     31,602
 Accretion                         16,993           -            -    602,056
 Provision for losses on
  accounts receivable and
  inventories                      13,795       6,000       21,372     12,000
Income from invesment in
  jointly-owned company           (24,362)    (11,503)     (56,527)   (20,606)

Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable          4,326,054   1,397,615    1,726,645  2,033,732
   Inventories                      2,024       2,258         (893)    (3,913)
   Prepaid expenses               153,664      (4,160)      96,776     32,869
   Accounts payable            (3,912,101) (1,081,083)      32,071 (1,949,741)
   Other current liabilities        3,896      11,275       (6,167)   (24,454)
   Deferred revenue                     -         631            -      1,289
 Net cash provided by
   operating activities           629,598     255,922    1,536,007    263,952

Cash flow from investing
activities:
Capital expenditures                -0-       (9,462)         (41)    (9,462)
Distributions from investment
  in jointly-owned company         35,017        -0-        47,850      24,455
Net cash provided by (used in)
investing activities               35,017      (9,462)      47,809      14,993

Cash flow from financing activities:
  Principal payments on
     borrowings                    (2,594)     (2,417)      (5,142)     (4,791)
  Proceeds from bank loans           -0-     (150,000)        -0-         -0-

Net cash (used in) financing
activities                         (2,594)   (152,417)      (5,142)     (4,791)

Increase in cash                  662,021      94,043    1,578,675     274,154

Cash at beginning of period     1,781,306     712,066      864,652     531,955

Cash at end of period         $ 2,443,327  $  806,109   $2,443,327 $   806,109

See notes to condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Vineyard Oil and Gas (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly,
they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31,
2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2002.

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
Securities and Exchange Commission (the "Staff"), the Company has restated its
Financial Statements for the quarters ended March 31, 2003 and June 30, 2003 to expand its disclosure of the effects of adopting SFAS 143 as of January 1, 2003 and to recognize the effects of actual adoption of SFAS 143. The material unaudited affects of the adoption, as of January 1, 2003, on those quarters is as follows:

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

                                               June 30, 2003
                                           As
                                       Originally            As
                                        Reported             restated
         Cummulative
         effect of accounting change       -0-               $   -0-

         Total Expenses                 23,296,915           24,185,265
         Net Income (Loss)                (311,335)          (1,198,987)
         Earning (Loss) per share
                  Basic                     (0.058)              (0.225)
                  Diluted                   (0.058)              (0.225)
         Total Assets                    7,197,317            7,313,952
         Total Liabilities               6,160,632            6,770,597
         Total Shareholders' Equity      1,036,685              543,355

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
FIN 46 is an interpretation of ARB 51, "Consolidated Financial Statements," and
addresses consolidation by business enterprises of variable interest entities
(VIEs). The primary objective of FIN 46 is to provide guidance on the identification of , and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as
VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.
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
shareholders'
   equity

                            December 31, 1995            December 31, 1994

                         As originally  As restated    As originally   As restated
                            reported        (3)          reported          (4)

Revenues                   4,394,565     4,477,373       4,009,524     4,068,672
Net income (loss)             76,654       159,462          48,786       107,934
Earnings (loss)
per share
-Basic                          .015          .031            .010          .022
-Diluted                        .015          .031            .010          .022

Total liabilities          2,206,157     1,910,415       1,956,943     1,744,009
Total shareholders'        1,222,656     1,518.398       1,143,865     1,356,799
   equity

                            December 31, 1993               December 31, 1991

                        As originally    As restated     As originally   As restated
                        reported            (5)             reported          (6)

Revenues                  3,660,426     3,798,439       1,022,099      1,037,872
Net income (loss)            20,029       158,042        (158,106)      (142,333)
Earnings (loss)
per share
 - Basic                       .003          .025           (.025)         (.022)
 - Diluted                     .003          .025           (.025)         (.022)

Total liabilities         2,028,744     1,874,958       2,525,428      2,509,655
Total shareholders'       1,095,078     1,248,864         376,554        392,327
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

5.  INCOME TAX

        No federal income tax was due or paid during the periods ended June 30,
2003, and 2002, due to available operating loss carry forwards.

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

        Cash paid during the six month period ended June 30, for:

                                    2003          2002

                Interest            1,944         4,086
                Income taxes          325         5,031

        Cash consists of the following as of the dates indicated:

                                    June 30, 2003         December 31, 2002

     Cash in bank                    $2,190,357              $  612,457
     Cash restricted for well
       plugging                         252,970                 252,195
                                     $2,443,327              $  864,652

8.  CAPITAL LEASE OBLIGATION

                                      June 30, 2003          December 31, 2002
      Payable in monthly
        installments to April, 2005     $ 45,307                $ 50,449
      Less current portion                10,848                  10,470
                                          34,459                  39,979

7.125% lease obligation, secured by vehicle, payable in monthly installments of
$1,143 including interest to April 2005, with a final payment of $25,956.

Maturities of long term portion are as follows:

                Year ending
                June 30              Principal

                2004                     5,719
                2005                    28,740
                                       $34,459

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

Measurement of segment profit or loss and segment assets

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual
Report on Form 10-KSB for the year ended December 31, 2002 and in Notes 1 and 2 to the Condensed Financial Statements included in Item 1 of this Report. The
Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

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

The Company's segment profit or loss and assets are as follows:

                           Well Services
                 Gas       and Equipment  Oil & Gas    All
               Marketing   Rental         Production   Others    Totals
June 30,
2003

Revenues
from
external
customers     22,474,397       115,788       286,885        -0-    22,877,070

Intersegment
revenues          -0-            -0-           -0-          -0-        -0-

Other
revenue           -0-            -0-           -0-        109,209    109,209

Depreciation,
accretion and
amortization       -0-        11,698        903,351        6,668     921,717

Segment profit  (183,978)    (70,231)      (704,970)     (239,808)(1,198,987)

Segment
assets         3,887,591     304,36 5       673,415     2,448,581  7,313,952

Expenditures
for segment
assets             -0-          -0-           -0-              41        41

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

        Revenue from segments below quantitative thresholds are the Company's equity in earnings of its jointly-owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "All Others".

10. CONTINGENCIES

        In February of 2003, the Company's marketing segment underdelivered a small percentage of its customers' natural gas requirements. As a result of abnormally high gas consumption combined with related production constraints, the local gas utility company National Fuel Distribution Company ("NFDC") supplied the customers' needs. The Company was invoiced $505,307 by NFDC for the underdelivered amount. Additional charges were incurred by Vineyard's customers in the amount of $187,687. These charges are a contracted responsibility of the
Company's "pooled" producers, who market natural gas through the Company by yearly contract.

        The Company filed a complaint with the Pennsylvania Public Utility
Commission, disputing the amount invoiced by NFDC. In an effort to settle the dispute, NFDC made a settlement offer, reducing the charged amount by over 40%.

        At June 30, 2003, Vineyard included in accounts payable an estimate of the liability of $398,388 and simultaneously recorded a receivable from the pool producers associated with the charges.

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

        On May 19, 2003, the Company filed suit against one of its customers for breach of contract. The Company's complaint involves three unpaid invoices totaling $108,334 for natural gas deliveries that occurred in compliance with the contractual agreement executed with the customer. The customer has filed a counterclaim alleging "cost to cover" issues in the amount of $183,238. Total exposure to the Company could be as high as $291,572, the combination of the possible negative impact of both claims. In the opinion of management, the suit should result in a settlement or award by the court in favor of the Company and adequate provision has been made for any loss that management currently anticipates may be included in settlement. At this time, however, no estimate can be made as to the timing of the settlement of this matter.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                           QUARTER ENDED JUNE 30, 2003

Material Changes in Financial Condition

        Vineyard Oil & Gas Company's cash position increased $1,578,675 during the six month period ended June 30, 2003, and increased $662,021 during the three month period ended June 30, 2003. Cash provided by operations was
$1,536,007 and $629,598 for the same periods, respectively. Of these amounts, decreases in accounts receivable increased cash $1,726,645 for the six months ended June 30, 2003 and $4,326,054 for the three month period. Inventory had minimal impact on cash for both periods. An overall increase in trade payables increased cash by $32,071 for the six month period and a significant reduction in trade payables in the second quarter decreased cash by $3,912,101 for the three month period ended June 30, 2003. The overall net loss of $1,198,987 reduced operational cash for the six month period; however the second quarter net income of $27,713 increased operational cash flow in the three month period.
Adding back depreciation, accretion and provisions for losses totaling $943,089 and $52,710 respectively, cash from operating activities was $1,536,007 for the six month period and $629,598 for the three month period.

        Total earned revenues increased by $10,430,839 or 83% for the six month period ended June 30, 2003 over the same period in 2002. The three month period ended June 30, 2003 reported a 75% increase totaling $3,982,026 over the same period in 2002.

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

        Well services and equipment rental revenue decreased a total of $289,371 over the same six month period in 2002. The most significant reason for the decline was a large pipeline project (approximately $230,000 in gross revenue)
that was completed in the first quarter of 2002. Comparing results of the second quarter, revenue declined $68,047 for the three months ended June 30, 2003 from the same period in 2002. This decline is attributable to a drop in billable jobs. Management's decision to control expenses attributed to a $38,390 decrease in expenses for the three month period ended June 30, 2003 over the same period in 2002. However, the business segment has suffered an overall gross margin loss of $70,231 for the six months ended June 30, 2003.

        Production and Royalty revenue increased by $91,929 or 47% for the six month period. The primary reason for the increase is related to higher market prices. Costs associated with this business segment increased by $29,327 for the first six months of 2003 compared to the same period in 2002. The three month period ended June 30, 2003 reported a $54,379 or 54% increase over the related period in 2002. Production expenses increased by $5,981 or 18% for the same three month period comparison.

        The effects of SFAS 143 totaled $888,351 as of June 30, 2003 (see Note 2 to the Condensed Financial Statements included in Item 1 of this Report). Accretion expense in 2003 totaled $602,056 with $33,986 affecting the current period and the balance of $568,070 reported as the cumulative effect. Depreciation expenses totaled $286,295 for the same period with $10,604 affecting the current period and the balance of $275,691 reported as the cumulative effect.

        Other income, consisting of mostly rental income and equity earnings in a jointly-owned company, was reported at $109,209 for the six months ended June
30, 2003. This represents a $52,179 increase over the same period in 2002. The increase is attributable to improvements with the jointly-owned company.

        General and administrative expenses totaled $340,080 for the six months ended June 30, 2003 resulting in a $56,430 or 14% reduction in expenses when compared to the same period in 2002. Some of the significant cost savings are related to salaries, equipment rental and accounting fees.

        The net loss of $1,198,987 for the first six months of operations in 2003 represents a $1,350,161 reduction in net income when compared to the same period in 2002. However, improvements in operating performance can be confirmed by the second quarter 2003 net income of $27,713, representing a $107,744 increase in net income compared to the same three month period in 2002.

ITEM 3.  CONTROLS AND PROCEDURES

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the quarter ended June 30, 2003, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

