Form 10QSB/A
period 2003-09-30
VINEYARD OIL & GAS CO
filed 2005-12-23
CIK 777582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 (Amendment #1)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

               For the quarterly period ended September 30, 2003

Commission File Number          000-13871

                           VINEYARD OIL & GAS COMPANY
       (Exact name of small business issuer as specified in its charter)

         Pennsylvania                                 25-1349204
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification No.)

           10299 West Main Road, North East, Pennsylvania 16428-0391
                    (Address of principal executive offices)

                                 (814) 725-8742
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.

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

                       Statement Regarding This Amendment

We are amending our Form 10-QSB for the period ended September 30, 2003, as previously filed on January 5, 2004, as a result of comments received from the staff of the Securities and Exchange Commission in connection with the filing of our Sch 13E-3 and Pre14A. We have expanded the footnote disclosure related to
SFAS 143 and made other modifications to the footnotes. In addition, we have restated the manner in which we accounted for our asset retirement obligation/well plugging reserve. In all other material respects, this Amended
Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form
10-QSB previously filed by the Company on January 5, 2004.

PART 1 - ITEM 1.              FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEETS
                           VINEYARD OIL & GAS COMPANY

                                  (As Restated)

                                                September 30,    December 31,
                                                        2003            2002
                                                  (unaudited)

ASSETS
Current Assets
  Cash                                            $2,093,419      $  612,457
  Accounts receivable                              3,234,450       5,795,859
  Inventories                                         52,133          51,825
  Prepaid expenses                                    65,655         134,711
Total Current Assets                               5,445,657       6,594,852

Property, Plant and Equipment

  Land and land improvements                         193,680         193,680
  Building and improvements                          267,659         267,618
  Oil and gas properties                           5,885,064       5,482,134
  Drilling and other equipment                     1,239,353       1,239,353
                                                   7,585,756       7,182,785

  Less accumulated depreciation                   (7,141,971)     (6,811,637)
                                                     443,785         371,148

Leased Property
  Vehicle, less accumulated depreciation              22,500          33,750
Other Assets
  Long term trade receivable                         150,000         150,000
  Cash restricted for well plugging                  253,268         252,195
  Investment in jointly-owned company                 91,360          85,245
                                                     494,628         487,440

TOTAL ASSETS                                      $6,406,570      $7,487,190
                                                  ===========     ===========

See notes to condensed financial statements.

                                               September 30,   December 31,
                                                       2003           2002
                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    Trade                                        $4,682,000      $5,043,120
    Production distribution payable                  95,394         610,190
  Accrued expenses                                   18,298          41,090
  Current portion of obligation under capital
    lease                                            11,042          10,470
Total Current Liabilities                         4,806,734       5,704,870

Long-term liabilities
  Obligation under capital lease                     31,624          39,979
  Accrued well plugging liability                 1,021,979               -
Total Liabilities                                 5,860,337       5,744,849

Shareholders' Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at September 30, 2003, at stated value of $.05    266,278         266,278

Additional paid-in capital                        4,965,430       4,965,430
                                                  5,231,708       5,231,708

Retained earnings (deficit)                      (4,460,555)     (3,264,447)
                                                    771,153       1,967,261

Less: cost of 67,944 shares held in treasury       (224,920)       (224,920)
                                                    546,233       1,742,341

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY       $6,406,570     $ 7,487,190
                                                 ===========    ============

See notes to condensed financial statements.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                           VINEYARD OIL & GAS COMPANY

                                  (As Restated)

                                 3 Months    3 Months    9 Months     9 Months
                                    Ended       Ended       Ended        Ended
                                September   September   September    September
                                 30, 2003    30, 2002    30, 2003     30, 2002
Earned Revenues
   Gas marketing               $7,736,917  $4,791,577  $30,211,315 $16,689,871
   Well services                   22,930      11,557       61,771      44,500
   Production and royalties       138,737     121,341      423,861     316,297
   Equipment rental and
   service income                   5,034      20,982       81,980     393,198
                                7,903,618   4,945,457   30,778,927  17,443,866
Other Income
   Rent and other income           24,802      43,045       79,245      77,068
   Equity in earnings of jointly-
   owned company                   25,834      11,005       82,361      34,012
                                7,954,254   4,999,507   30,940,534  17,554,946

Cost and Expenses
   Direct costs of earned
   revenues
     Gas marketing              7,627,370   4,745,736   30,285,745  16,291,274
     Well services                 27,836      20,260       97,742      63,853
     Production                    41,301      50,060      129,805     109,237
     Equipment expenses            23,040      63,582      127,455     382,310
     Depreciation/amortization     18,589      13,220       55,891      36,313
     Accretion expense             16,993       -0-         50,979       -0-
                                7,755,129   4,892,858   30,747,617  16,882,987

   General and Administrative     192,120     183,552      532,200     580,062
   Depreciation                     3,334       2,756       10,002      11,265
   Interest                           792       1,533        2,736       5,619
                                7,951,375   5,080,699   31,292,555  17,479,933

Net income(loss)before
cumulative effect of change
in accounting principle             2,879     (81,192)    (352,021)     75,013

Cumulative effect of change
in accounting principle
         Depreciation                -0-        -0-        275,691       -0-
         Accretion                   -0-        -0-        568,070       -0-
                                     -0-        -0-        843,761       -0-
Net income (loss) before
income taxes                        2,879    (81,192)   (1,195,782)    75,013

Income taxes (Note 3)                -0-         -0-           325      5,031

Net income (loss)                   2,879    (81,192)   (1,196,107)    69,982

Basic earnings (loss) per
  common share                       .001      (.015)        (.225)      .013

See notes to condensed financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     VINEYARD OIL & GAS COMPANY (UNAUDITED)
              FOR THE NINE MONTHS ENDED September 30, 2003 AND 2002
                                  (As Restated)

                                3 Months    3 Months      9 Months      9 Months
                                   Ended       Ended         Ended         Ended
                               September   September     September     September
                                30, 2003    30, 2002      30, 2003      30, 2002
Cash flow from operating
  activities:

Income (loss) from operations    $ 2,879     $(81,192)  $(1,196,108)   $  69,982

Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:

 Depreciation and amortization    21,923       15,976       341,584       47,578
 Accretion                        16,993            -             -      619,049
 Provision for losses on
 accounts receivable and
  inventories                     24,668        6,000        46,040       18,000

Income from investment in
jointly-owned company           (25,834)     (11,005)      (82,361)     (34,012)

 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable           788,723     (111,287)    2,515,369    1,922,445
   Inventories                       585       (2,793)         (308)      (6,706)
   Prepaid expenses              (27,720)     (50,293)       69,056      (17,424)
   Accounts payable             (907,987)     839,259      (875,916)  (1,110,482)
   Other current liabilities     (16,625)      53,968       (22,792)      29,514
   Deferred revenue                    -          613             -        1,902
 Net cash provided by (used in)
   operating activities         (122,395)     659,246     1,816,542      920,797

Cash flow from investing activities:
Capital expenditures               -0-          -0-             (41)      (9,462)

Distributions from investment
in jointly-owned company          28,396        -0-          76,246       26,856
Net cash used in investing
activities                        28,396        -0-          76,205       17,394

Cash flow from financing activities:
 Principal payments on borrowings (2,641)      (2,459)       (7,783)      (7,250)
Net cash (used in) financing
activities                        (2,641)      (2,459)       (7,783)      (7,250)

Increase (decrease) in cash      (96,640)     656,787     1,482,035      930,941

Cash at beginning of period    2,443,327      806,109       864,652      531,955

Cash at end of period         $2,346,687   $1,462,896    $2,346,687   $1,462,896
                              ===========  ===========   ===========  ===========

See notes to condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Vineyard Oil and Gas (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly,
they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31,
2003. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2002.

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
Securities and Exchange Commission (the "Staff"), the Company has restated its financial statements for the quarters ended March 31, 2003, June 30, 2003 and
September 30, 2003 to expand its disclosure of the effects of adopting SFAS 143 as of January 1, 2003 and to recognize the effects of actual adoption of SFAS
143. The material unaudited affects of the adoption, as of January 1, 2003, on those quarters is as follows:

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

                                                   September 30, 2003
                                                 As
                                             Originally            As
                                              Reported             restated
         Cummulative
         effect of accounting change            -0-                $   -0-

         Total Expenses                      31,225,995           32,136,316
         Net Income (Loss)                     (286,459)          (1,196,108)
         Earning (Loss) per share
                  Basic                          (0.054)              (0.225)
                  Diluted                        (0.054)              (0.225)
         Total Assets                         6,295,237            6,406,570
         Total Liabilities                    5,233,677            5,860,337
         Total Shareholders' Equity           1,061,560              546,233

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

                               December 31, 2002             December 31, 2000

                         As originally   As restated    As originally  As restated
                            reported         (1)          reported         (2)

Revenues                  24,579,812      24,611,358      21,370,872    21,437,907
Net income (loss)            (71,887)        (40,341)       (283,115)     (216,080)
Earnings (loss)
per share
-Basic                         (0.13)          (.007)          (.055)        (.042)
-Diluted                       (0.13)          (.007)          (.053)        (.040)
Total liabilities          6,139,171       5,744,848       8,787,752     8,424,975
Total shareholders'
   equity                  1,348,019       1,742,342       1,293,705     1,656,482

                              December 31, 1995          December 31, 1994

                         As originally  As restated   As originally  As restated
                            reported        (3)          reported         (4)

Revenues                   4,394,565     4,477,373      4,009,524     4,068,672
Net income (loss)             76,654       159,462         48,786       107,934
Earnings (loss)
per share
-Basic                          .015          .031           .010          .022
-Diluted                        .015          .031           .010          .022
Total liabilities          2,206,157     1,910,415      1,956,943     1,744,009
Total shareholders'
   equity                  1,222,656     1,518.398      1,143,865     1,356,799

                              December 31, 1993           December 31, 1991

                         As originally   As restated   As originally  As restated
                            reported         (5)         reported         (6)

Revenues                   3,660,426      3,798,439      1,022,099     1,037,872
Net income (loss)             20,029        158,042       (158,106)     (142,333)
Earnings (loss)
per share
 - Basic                        .003           .025          (.025)        (.022)
 - Diluted                      .003           .025          (.025)        (.022)

Total liabilities          2,028,744      1,874,958      2,525,428     2,509,655
Total                      1,095,078      1,248,864        376,554       392,327
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

        Cash paid during the six month period ended September 30, for:

                                    2003          2002

                Interest            2,736         5,619
                Income taxes          325         5,031

        Cash consists of the following as of the dates indicated:

                                 September 30, 2003       December 31, 2002

     Cash in bank                    $2,093,419              $  612,457
     Cash restricted for well
       plugging                         253,268                 252,195
                                     $2,346,687              $  864,652

8.CAPITAL LEASE OBLIGATION

                                 September 30, 2003      December 31, 2002
      Lease payable in monthly
      installments to April 2005        $ 42,666                $ 50,449
      Less current portion                11,042                  10,470
                                          31,624                  39,979

7.125% lease, secured by vehicle, payable in monthly installments of $1,143 including interest to April 2005, with a final payment of $25,956.

Maturities of long term portion are as follows:

                Year ending
                September 30         Principal

                2004                   $ 2,884
                2005                    28,740
                                       $31,624

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

The Company's segment profit or loss and assets are as follows:

                              Well Services
               Gas            and Equipment  Oil & Gas    All
               Marketing      Rental         Production   Others    Totals

September 30,
2003

Revenues
from
external

customers      30,211,315      143,751        423,861      -0-    30,788,927

Intersegment
revenues           -0-           -0-            -0-        -0-        -0-

Other

revenue            -0-           -0-            -0-      161,606     161,606

Depreciation
and amortization   -0-         17,485         933,146     10,002      960,633

Segment profit  (74,430)      (98,931)       (637,329)  (385,418) (1,196,107)

Segment
assets        3,263,456       213,354         594,843  2,334,917   6,406,570

Expenditures
for segment
 assets              -0-        -0-               41        -0-          41

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

        The Company filed a complaint with the Pennsylvania Public Utility
Commission, disputing the amount charged by NFDC. In an effort to settle the dispute, NFDC made a settlement offer, reducing the charged amount by over 40%.

        Negotiations have continued during 2003 and, as of September 30, 2003,
Vineyard had included in accounts payable an estimate of the liability of
$254,621 and simultaneously recorded a receivable from the pool producers associated with the charges. Subsequently, the Company made a partial good-faith payment of $150,000. In January 2004, a final settlement was reached with all parties involved. A final payment of $104,621 was made by the Company and all amounts receivable from the pool producers have been recovered.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                        QUARTER ENDED SEPTEMBER 30, 2003

Material Changes in Financial Condition

        Vineyard Oil & Gas Company's overall cash position shows significant improvement over the same period in the previous year. The first nine months of operations in 2003 have increased our cash position by $1,482,035. This is a
$551,094 or 60% improvement over the same nine month period in 2002. Cash from operating activities remains the most vital portion of the Company's cash activities, with a $895,745 or 97% improvement in nine months of 2003 over the same period in 2002. Reduced receivables resulted in a source of cash for the
Company of $2,515,369, a $592,924 or 31% increase when compared to activity for the same period in 2002 of $1,922,445. Reduced trade payables reported a
$875,916 use of cash in 2003, which is down $234,566 or 22% from the same period in 2002. These positive effects on payables and receivables, being the driving force behind operating cash flow, are the main reasons for the cash improvement in 2003. Operating cash flow for the three month period ended September 30, 2003 was negative primarily due to lower amounts collected totaling $788,723 and
$907,987 paid through trade payables.

        Investing activities related to investments in a jointly-owned company has supplied $76,246 year to date in 2003. This is a $49,390 or 184% increase in cash over the same period in 2002 totaling $26,856. This activity is related to distributions received from Northern Pipeline LLC, of which Vineyard is a 45%
owner.

        Total revenues of $30,940,534 in 2003, exceeded last year's revenues of
$17,554,946 by $13,385,588 for the nine month period, a 76% increase in total revenues. Total expenses of $31,292,555 in 2003 increased $13,812,622 or 79% in comparison to $17,479,933 in 2002. The $1,196,107 net loss reported for the nine months ended September 30, 2003 reflected a $1,266,090 decrease in net income from the prior year. For the three months ended September 30, 2003, the Company increased income by $84,071 or 104% over the same three month period in 2002. In summary, the modest positive performance of the third quarter continues to reduce Vineyard's year to date losses.

        Gas marketing revenues of $30,211,315 in 2003, by far the largest business segment, reported an 81% increase or $13,521,444 over revenue of $16,689,871 in
2002. Price increases drove this improvement when compared to price levels last year. Throughout the nine month period, market prices in 2003 exceeded 2002 prices by over $2.00 per mcf. Gas marketing expense of $30,285,745 increased by
$13,994,471 or 86% over the prior year of $16,291,274. Gas marketing expense consists predominately of gas purchases (approximately 95%), transportation and storage charges. The gas marketing margin, in comparison to the nine month period in 2002 decreased by $473,027 or 119% to a negative $74,430. The margin reduction predominately occurred in the first quarter of 2003 due to unscheduled demand forcing the Company to purchase higher priced gas to meet customer demand at lower contracted prices. A positive margin in the second quarter along with reported performance of $109,548 in the third quarter has continued to help reduce the overall gross margin loss.

        Revenue from Well services and Equipment rental at $143,751 in 2003, dropped by 67% or $293,947 when compared to the $437,698 in the same nine month period in 2002. A substantial portion of the decrease is related to a large pipeline job that was completed in the first quarter of 2002 with no comparable revenue source in 2003. Equipment rental revenue has diminished to $5,034 for the three months ended September 30, 2003, down 76% from the same three month period in 2002. Management has made the decision in the latter half of 2003 to minimize their focus on the Equipment rental business segment and reallocate resources to business segments that historically have provided a better rate of return. Historically, the Equipment rental segment has not been a significant portion of the Company's overall operations, accounting for only 2% of revenue for the nine months in 2002 and less than 1% in 2003. The impact to the Company related to the termination of the equipment rental segment is considered to be insignificant to the Company's overall operations. Well services continues to reach new revenue levels of $61,771 in 2003, a 39% increase over its 2002 performance of $44,500. Well services revenue is generated almost entirely from maintenance fees charged to outside parties for maintaining their natural gas wells, including four partnerships of which Vineyard is the general partner.
Overall expenses for this business segment dropped by $220,966 or 50% in the nine month period, compared with 2002. The drop in expenses is primarily due to the large pipeline job noted above. Equipment rental expenses dropped $40,542 or
64% for the three months compared to last year. Management's reallocation of resources explained above resulted in this large decrease. This business segment has continued its trends with negative margins. Nine months of operations in
2003 reports a negative margin of $98,931, which is a significant decline when compared to a negative $26,778 for the same period in 2002. The decision to curtail the equipment rental portion of this business segment has resulted in immediate reduction in revenues and a slower paced reduction in expenses, resulting in a negative impact to the margin.

        Production and royalties revenue of $423,861 in 2003 increased 34% or
$107,564 over $316,297 for the same nine month period in 2002. A modest reduction in volume, approximately 4,000 mcf's for the nine month period, was offset by a rate increase averaging $1.06 per mcf. Expenses increased $20,568 or
19% for the nine months compared to the prior year. An increase in well tending supplies and above normal maintenance for the time period is responsible for the increase in expenses. Margins for the business segment have been significantly effected by FAS 143 (see Note 2 to the Condensed Financial Statements included in Item 1 of this Report).

        The effects of SFAS 143 totaled $910,646 as of September 30, 2003 (see Note
2 to the Condensed Financial Statements included in Item 1 of this Report).
Accretion expense in 2003 totaled $619,049 with $50,979 affecting the current period and the balance of $568,070 reported as the cumulative effect.
Depreciation expenses totaled $291,597 for the same period with $15,906 affecting the current period and the balance of $275,691 reported as the cumulative effect.

        Rent and other income revenue has remained relatively level compared to reported revenues in 2002, increasing by 3% or $2,177. This revenue consists of rental revenue from properties owned by Vineyard, interest on monies on deposit and finance charges billed to customers not paying within terms.

        Equity in earnings of jointly-owned company is income generated from
Vineyard's

45% interest in Northern Pipeline LLC.  Northern generates revenue by charging a fee for transporting natural gas through their pipeline.  Vineyard reported a
142% increase or $48,349 from the prior year.  Rate increases early in 2003 and throughput increases, approximately 10,000 mcf's a month, are responsible for the increased income levels.

        General and Administrative expenses totaling $532,200 in 2003 have decreased by 8% or $47,862 for the nine month period in comparison to $580,062 for 2002. Management's continued diligence in controlling expenses is directly responsible for this overall reduction.

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

