Form 10KSB
period 2003-12-31
VINEYARD OIL & GAS CO
filed 2005-12-23
CIK 777582

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

                        Commission File Number: 0-13871

                           VINEYARD OIL & GAS COMPANY

           (Name of small business issuer as specified in its Charter)

             PENNSYLVANIA                             25-1349204
   (State or other jurisdiction                        (I.R.S.
  of incorporation or organization          Employer Identification Number)

         10299 West Main Road, North East, Pennsylvania      16428
             (Address of principal executive offices)     (Zip Code)

                                 (814) 725-8742
                            Issuer's telephone number

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

                             Yes ____  No  X

State issuer's revenues for its most recent fiscal year:  $39,120,170

As of December 23, 2005, there were 5,325,562 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of the Registrant on that date is unknown. The Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

Documents Incorporated By Reference
None.

                                TABLE OF CONTENTS

ITEM                                                             PAGE

PART I

1. DESCRIPTION OF BUSINESS                                          3

2. DESCRIPTION OF PROPERTIES                                        6

3. LEGAL PROCEEDINGS                                               10

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             10

PART II

5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        10

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       11

7. FINANCIAL STATEMENTS                                            16

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   AND FINANCIAL DISCLOSURE                                        17

8A. CONTROLS AND PROCEDURES                                        17

8B. OTHER INFORMATION                                              17

PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
   OF THE REGISTRANT                                               17

10. EXECUTIVE COMPENSATION                                         20

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT AND RELATED STOCKHOLDER MATTERS                     21

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 21

13. EXHIBITS                                                       22

14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                         23

SIGNATURES                                                         24

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES                        25

EXHIBITS                                                           50

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

Originally, Vineyard Oil & Gas Company (hereinafter referred to as Vineyard,
Company or Registrant) obtained oil/gas leases and developed those leaseholds into oil & gas production properties for its own account and on behalf of
Limited Partners.

Over the past fifteen years, Vineyard has shifted its primary business objectives towards the marketing of natural gas. Although remaining in the oil and gas production business, the `gas marketing' segment of the Company has become the dominant factor of the Company's operations.

As a result of the Company's original mission, several related profit centers' were established to service the Company's oil & gas production, as well as unrelated third parties.  Well Service, Equipment Rental,
Pipeline Transmission and Gas Marketing, have all become part of Vineyard's business activities.

At present, Vineyard has no subsidiaries.  The Company is however, a 45%
owner of Northern Pipeline, a Limited Liability Company that gathers and markets gas for third party producers.  See investment in jointly-owned company in Note E to the financial statements as of December 31, 2003, included in this Form 10-KSB.

Vineyard was incorporated under the laws of Pennsylvania in November 1978.
Its principal executive office is at 10299 West Main Road, North East, PA.
16428, with a telephone number of (814) 725-8742.
(e-mail address steve@vogmarketing.com)

Further information concerning the industry segments of the Registrant can be found in Note G, to the financial statements as of December 31, 2003, included in this Form 10-KSB.

NARRATIVE DESCRIPTION OF BUSINESS DURING FISCAL 2003

Exploration and Development Activities

In December 2000, Vineyard formed a joint venture arrangement with another producer and drilled two wells in McKean County, Pennsylvania. Both of those wells were completed and producing gas since the second quarter of 2002. The
Company does plan to explore the possibility for exploration and development of natural gas and oil during the year 2004.

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

Management of Investment Partnerships

As of December 31, 2003, the Company was the General Partner of 4 Limited
Partnerships for which it maintained all books, records and annually provided appropriate tax information.

Revenue from Activities

The total revenue contributed by each of the various activities of the Company for the last two fiscal years is set forth in the Income Statement included in this report.

Sources and Availability of Raw Materials

The Company has drilled two wells since 1987. The equipment the Company possesses from the drilling era is now being used to service wells, to repair wells and to install pipeline(s). Both plastic and steel pipe products are readily available and should continue to be available in 2004. The Company is cognizant, however, that the oil and gas industry is subject to tremendous flux and a sudden increase in prices could result in shortages.

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

Major Customers

See Related Party Transactions, Business Segment Information, and Major
Customers and Suppliers contained in Notes E, F and H respectively, to the
Financial Statements as of December 31, 2003, included in this Form 10-KSB.

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

Pipelines

Vineyard owns approximately 48 miles of pipeline that gathers both its production and that of other companies to be transported to the major transmission companies and directly to end-users. The Company is in the process of expanding this gathering system to allow producers to consolidate compression and dehydration.

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

Employees

On December 31, 2003, the Company had 9 full-time employees. None of Vineyard's employees are presently represented by a union for collective bargaining purposes.

ITEM 2. DESCRIPTION OF PROPERTIES

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

Barrels (Bbls.):                        Equal to 42 U.S. gallons and
                                        represents the basic unit for
                                        measuring oil production.

Mcf:                                    Equal to the volume of 1,000 cubic
                                        feet of natural gas under
                                        prescribed conditions of pressure
                                        and temperature and represents the
                                        basic unit for measuring natural
                                        gas.

Significant Properties

As of December 31, 2003, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves, including the Company's interest in reserves owned by four
Partnerships.

Oil and Gas Reserve Information

See Proved Reserves Table included in Note J (unaudited) to the Financial
Statements as of December 31, 2003, included in this Form 10-KSB.

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
For further information, see Note J to the Financial Statements as of December
31, 2003, included in this Form 10-KSB.

                                        2003           2002
GAS (mcfs)                            134,043        129,187
OIL (barrels)                           2,036          1,582

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.

                                     2003     2002
Average Annual Sales Price
per Unit of Gas (mcf)                $4.02    $3.30

Average Annual Sales Price
per Unit of Oil (barrel)            $27.71   $24.07

Equivalent Average Annual Production Cost

                                      2003     2002

Gas (per mcf)                        $1.40     $1.03
Oil (per barrel)                     $12.26   $13.53

Oil and Gas Wells

The following table sets forth information as of December 31, 2003, regarding the Company's productive oil and gas wells.

                             Gross Wells            Net Wells

Gas Wells                       115                  67.8
Oil Wells                        11                   5.3

Acreage

The following table sets forth information as of December 31, 2003, regarding the Company's developed and undeveloped oil and gas acreage.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2003.

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

Number of Holders of Common Stock

As of December 31, 2003, the stock ledger of the Registrant indicated that there were 1,017 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 2003. The Board of
Directors does not anticipate paying or declaring a dividend during fiscal 2004 or in the near future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In connection with a review of the Company's periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange
Commission (the "Staff"), the Company restated its financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and for
the years ended December 31, 2001 and 2002.

Since 1990 the Company, as general partner, has withheld from prior years, quarterly partnership distributions an estimated fee for future well plugging charges. The plugging fees were recorded as deferred revenue until the actual plugging costs had been incurred by the partnerships. However, under SFAS 19, the Company estimated that the salvage values of its properties were sufficient to offset its liabilities with respect to plugging the wells and as a result the
Company has now determined that the deferral of this revenue was not appropriate. As such, the Company restated its January 1, 2001 retained earnings and equity by $362,776 to account for the cumulative effect of this restatement as of December 31, 2000. In addition, the Company restated its financial statements for 2002 to account for the affect of amounts received in
2002 that should have been recorded as income during 2002.

The Company also amended its financial statements for the quarters ended March
31, 2003, June 30, 2003 and September 30, 2003 for the effects of the adoption, as of January 1, 2003, of SFAS 143. The material cumulative effect of the adoption totaled $843,761.

Comparable results for 2003 mark modest improvement over the financial performance recorded in 2002. Total throughput (5,298,726 dths) volume decreased approximately 1.3 million decatherms or 19% in 2003 from levels recorded in
2002. The drop in total volume was countered by significant increases in natural gas commodity prices. On average, market prices increased approximately $2.17 per decatherm in 2003, a 67% increase over averages in 2002 (2002 NYMEX average price $3.22 and $5.39 for 2003). The early winter months of 2003 (Jan thru
March) proved to be the most critical time period throughout the fiscal year, with large spikes in the market, producing commodity price comparisons in excess of
$4.00 to $5.00 in 2003 from the prior year, while throughput levels decreased modestly.

The Company was able to increase natural gas and oil production in 2003. Natural gas production reached 134,043 mcf's, a 4,856 mcf or 4% increase over production levels of 129,187 mcf's in 2002. However, the average selling price of this production fell by $0.12 or 3% per mcf to $4.02 in 2003. Oil production increased by 259 barrels or 15% in 2003 to 2,036 barrels. The average price per barrel was up in 2003 to $28 a barrel, a $4 or 17% increase over the prior year.

Margins remained similar in comparison for each of the business segments showing direct costs remaining steady in relation to revenue levels. Administrative costs were reduced over $50,000 in 2003 in comparison to the prior year. This is attributable to management's continued push to control expenses. Group efforts in monitoring expenses and the creation of a purchase order system are some of the strategic measures taken in 2003 to control expenses.

Improved operating margins in 2003 have had a direct impact on the financial health of Vineyard. Our cash position has strengthened, ending the year with record levels of liquidity. Working capital has continued to improve reaching
$979,004 at year-end. Healthy cash flow has allowed Vineyard to enter fiscal year 2004 free of debt, enabling concentration on trade liabilities alone.

The 2003 results are very much a function of the free markets' valuation of the commodity we produce and market. First quarter pricing continued at high levels that were established late in 2002. While high market prices have a positive effect on our production business segment, these same market prices proved to effect our marketing business segment negatively. Unexpected demand combined with these record pricing levels in the first quarter required the purchase of additional gas in an extremely high "cash market", offsetting any gain realized through sales of production. Gas purchased in the cash market is best defined as gas purchased on demand versus contractual agreements as routinely done. Cash market prices are heavily influenced by daily activities (i.e., weather, demand, the economy). As prices leveled out during the remainder of the year, Vineyard's marketing business segment was able to recover from significant losses reported in the first quarter.

These results have given management a perspective to position the Company to fully maximize our existing oil and gas production and evaluate exploration efforts during this period of high energy prices. These efforts can serve to lessen the Company's reliance on the performance of our business segment "work horse", gas marketing.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. The application of generally accepted accounting principles requires management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. Accordingly, these estimates have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgement and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.
Generally, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions or by using different assumptions pertaining to the accounting policies described below.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC guidance.
See the "Notes to Consolidated Financial Statements" included in "Item 7.
Financial Statements" for a more comprehensive discussion of the Company's significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of the Company's most critical accounting policies:

Successful Efforts Method of Accounting

The accounting for and disclosure of oil and gas producing activities requires the Company's management to choose between GAAP alternatives and to make judgments about estimates of future uncertainties.

The Company utilizes the "successful efforts" method of accounting for oil and gas producing activities as opposed to the alternate acceptable "full cost"
method. Under the successful efforts method, property acquisition and development costs and certain productive exploration costs are capitalized while non-productive exploration costs, which include certain geological and geophysical costs, exploratory dry hole costs and costs of carrying and retaining unproved properties, are expensed as incurred.

The major difference between the successful efforts method of accounting and the full cost method is under the full cost method of accounting, such exploration costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the net income (loss) of future periods as a component of depletion expense.

Oil and Gas Reserves

The Company's proved developed and proved undeveloped reserves are all located within the Appalachian Basin in the United States. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are expected to change, as future information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil and gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred may vary significantly from assumptions used.
The accuracy of a reserve estimate is a function of:

         -        the quality and quantity of available data;

         -        the interpretation of that data;

         -        the accuracy of various mandated economic assumptions; and

         -        the judgment of the persons preparing the estimate.

Capitalization, Depreciation, Depletion and Impairment of Long-Lived Assets

See the "Successful Efforts Method of Accounting" discussion above. Capitalized costs related to proved properties are depleted using the units-of-production method. Depreciation, depletion and amortization of proved oil and gas properties are calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors.
Normally gains or losses are not recognized upon the disposition of oil and gas properties. Sales proceeds are credited to the carrying value of the properties.
Maintenance and repairs are expensed, and expenditures which enhance the value of properties are capitalized.

Gas gathering systems are stated at cost. Depreciation expense is computed using the straight-line method over 15 years.

Property and equipment are stated at cost. Depreciation of non-oil and gas properties is computed using the straight-line method over the useful lives of the assets ranging from 3 to 15 years for vehicles and equipment and 20 to 25 years for buildings and improvements. When assets other than oil and gas properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is expensed as incurred, and significant renewals and betterments are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount of the asset. Fair value is determined on management's outlook of future oil and natural gas prices and estimated future cash flows to be generated by the assets, discounted at a market rate of interest.

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

Liquidity and Capital Resources

One of the Company's principal sources of liquidity is operating cash flow, which is generated primarily as a result of buying and selling natural gas.
Because these sales are done using contracts that specify the amount of volume and related pricing, the Company can gauge, with reasonable certainty, that sufficient sales will take place and that demand for the Company's service will remain at levels to assure liquidity. Annual contracts with end users as well as producers, limit risks of short term liquidity issues. With no long term contracts in place, it does open exposure to long term issues. However,
Vineyards' long term business relationship with the majority of its end users and producers, coupled with our competitive pricing, has continued to minimize our exposure to these issues.

Comparative Results of Operations

        Total revenues increased by $14,508,812 or 59% in 2003 totaling
$39,120,170. The majority of this revenue is attributable to the Gas Marketing segment. Gas marketing revenue increased $14,652,587 or 62% in 2003 when compared to revenue levels in 2002. Overall throughput volume declined by 19%
(see Management's Discussion and Analysis) but significant increases in pricing, averaging 67% when compared to 2002, allowed gas marketing revenues, at
$38,148,622, to reach historic levels for the Company.

        Production and Well Service revenue totaled $643,412 in 2003, a $96,812 or
18% increase over revenue levels in 2002. Reasons for this are modest increases in both natural gas and oil production, coupled with management's decision to increase several billable charges for well services to third parties.

        Equipment rental and service income dropped to $84,704 in 2003 decreasing by $346,764 or 80% when compared to 2002. A reduction in billable jobs in 2003 is the main reason for the reduction in revenue. Historically, Vineyard has had involvement in several large jobs enabling the revenue levels reported in the past. Staffing situations in 2003 have prevented Vineyard from aggressively bidding on jobs that historically would be available. Remaining staff and equipment was utilized primarily for Vineyard projects generating no outside revenue.

        Other income totaling $112,122 reported a slight increase of $3,128 or 3%
when compared to the prior year, with higher cash balances generating slightly higher interest income as the primary reason. The sale of a tractor-trailer combination late in 2003 generated a $21,500 gain for the year. The Company repaid a capital lease obligation on the vehicle with the proceeds from the sale. Finally, income generated from the equity in earnings of a jointly-owned company increased by $81,549 or 289%. The increase is due to the Company's share of the increased operating income of the jointly-owned company.

        Direct costs totaled $38,553,508 in 2003, a $14,726,734 or 62% increase over the prior year costs of $23,826,774. Gas marketing, the largest portion of these direct costs, was $37,990,135 of the 2003 total. These costs equate to a
$14,893,241 or 64% increase over the prior year costs of $23,096,894. As explained above, the large increases in pricing in 2003 remains the primary reason for the increased level of expense.

        Production and well services costs totaled $284,664 in 2003, up $59,217 or
26% from the 2002 total of $225,447. The increase in expense from production and well service holds a direct relationship with the modest increase in production explained above.

        Equipment expenses totaled $143,771 in 2003, a $306,218 or 68% decrease over 2002 totals of $449,989. Lower revenue levels attributable to reduced billable contracts is directly related to the reduction in expense. However, in relation to revenue, expenses did not drop proportionately evidenced by an 80%
reduction in revenue and a 68% reduction in expense in 2003. Expenses were proportionately higher due to work done for Vineyard, generating expense but no revenue. Depreciation directly related to production totaled $45,759 in 2003, which equates to a $8,685 or 16% decrease in depreciation expense of $54,444 in
2002.

        In 2003, the effects of SFAS 143 for accretion and depreciation expense totaled $932,940. Accretion expense totaled $636,042 with $67,972 affecting the current period and the balance of $568,070 reported as the cumulative effect.
Depreciation expenses totaled $296,898 for the same period with $21,207 affecting the current period and the balance of $275,691 reported as the cumulative effect.

        General and Administrative expenses dropped by $52,570 or 7% to total
$750,661 in 2003 in comparison to $803,231 in 2002. Overall, efforts to control expenses in 2003 have been successful, as evidenced by the overall reduction.

        Overall, operating performance dropped significantly in 2003 evidenced by a
$1,046,259 net loss. This equates to a $1,005,918 increase in the net loss when compared to a net loss of $40,341 in 2002. The impact of SFAS 143 (see Note A to the Financial Statements included in Item 7 of this Report on Form 10-KSB) is responsible for the majority of the drop in performance. Recording an Asset
Retirement Obligation (well plugging liability) in 2003 added $296,898 in depreciation expense and $636,042 in accretion expense, totaling $932,940 in additional expense above regular operating expenses in 2003. $843,761 of this total expense represents the cumulative portion of the expense related to prior periods. The remaining $89,179 of the total expense is related to 2003.

        Gas Marketing, one of three reportable segments, reported a profit margin of $158,487 in 2003. This margin is down $240,654 or 60% when compared to 2002 of $399,141. Production and Well Services reported a $619,950 loss (including the effects of SFAS 143) in 2003 down $886,659 from the prior year reporting a
$266,709 margin. Equipment Rental and Service Income suffered a $59,067 loss in
2003 down further from a $18,521 loss in the prior year. Profit margins for these three reportable segments are calculated by subtracting the direct costs associated with each segment from the appropriate segment revenue.

        Net working capital at December 31, 2003 totaled $979,004, an increase over working capital in 2002 of $889,982. Current assets dropped in 2003 by $811,774 when compared to the prior year. Changes in receivables and cash netted to
$784,063 of the reduction and the remainder was a reduction in inventory of
$10,907 and prepaid expenses of $16,804. Current liabilities dropped by $900,796 over 2002. Reductions in trade and distribution payables totaled $881,639 of the reduction. A $8,687 reduction in accrued expenses and the $10,470 pay off of the capital lease obligation represented the remaining reduction.

        Net fixed assets totaled $429,377 at December 31, 2003, increasing by
$58,229 or 16% compared to 2002 net fixed assets of $371,148. The effects of adopting SFAS 143 increased the carrying value of the oil and gas properties by a net $106,031 and the sale of a vehicle reduced drilling and other equipment by
$40,747. Leased property was reduced to $0 in 2003 due to the sale of a vehicle under a capital lease.

        Other assets, consisting of restricted cash and investments, totaled
$326,673 at December 31, 2003, down $160,767 from the prior year of $487,440.
There was no need to

classify any portion of the Company's trade receivables as long term in 2003, therefore reducing the $150,000 balance from last year to $0. Restricted cash of
$253,429 in 2003 increased by $1,234, the interest collected on the balance for the year. Investments represent the Company's interest in a jointly-owned company and were $73,224 at December 31, 2003, representing a $12,001 reduction from the prior year. The reduction in 2003 is the net effect of income earned of
$105,490 increasing the investment and $117,491 received as distributions reducing the investment balance.

Long term liabilities increased by $998,993 to $1,038,972. Changes to long term liabilities reflect the pay off of a capital lease obligation (reducing the balance to $0) and the effects of adoption of SFAS 143, establishing an accrued well plugging liability of $1,038,972.

Common stock remained unchanged and the only changes to equity balances was the reported net loss of $1,046,259 in 2003.

As of December 31, 2003 cash balances totaled $2,020,193 representing a
$1,155,541 increase in cash from the prior year. Net cash provided by operating activities totaled $1,044,540 in 2003, up from $314,153 in 2002. The collection of receivables represented an inflow of cash totaling $2,162,159. This was offset by the reduction in trade payables of $881,639, these being the most significant factors affecting operational cash flow. Investing activities increased cash by $161,450 in 2003 compared to increasing cash by $28,298 in
2002. Proceeds from the sale of equipment were $44,000 and distributions from the investment in the jointly-owned company were $117,491. For financing activities, the repayment of the capital lease obligation decreased cash by
$50,449.

ITEM 7.  FINANCIAL STATEMENTS

The Index to Financial Statements on page 25 sets forth the financial statements included in this Annual Report on Form 10-KSB and their location herein.
Schedules have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.

The financial statements have been prepared by management in conformity with accounting principles generally accepted in the United States. Management is responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary to make informed estimates and judgments based on currently available information on the effects of certain events and transactions.

The Company maintains accounting and other controls which management believes provide reasonable assurance that financial records are reliable, assets are safeguarded and that transactions are properly recorded. However, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed the benefits derived.

The Company's independent auditors, Gorzynski Uglow & Farrell, P.C., are engaged to audit the financial statements and to express an opinion thereon. Their audit is conducted in accordance with auditing standards generally accepted in the
United States to enable them to report whether the financial statements present fairly, in all material respects, the financial position and results of operations in accordance with accounting principles generally accepted in the
United States.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

The firm of Gorzynski, Uglow and Farrell, P.C., was retained by the Company for the 2003 audit. There were no disagreements with the auditors on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures for the years ended December 31, 2003, and 2002.

ITEM 8A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

ITEM 8B.  OTHER INFORMATION

NONE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
REGISTRANT

Directors, Officers, and Nominees as of December 31, 2003.

Name                Age

James J. Concilla    66  Mr. Concilla, founder of the Company, retired as
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
                         has a Bachelor of Science Degree from Edinboro
                         University and a Masters Degree in Mathematics from
                         the State of Pennsylvania.

James J. MacFarlane  41  Mr. MacFarlane has been a Director since 1993 and also is a member of the Audit Committee.  Mr.
                         MacFarlane holds a Bachelor of Science Degree from
                         the University of Pittsburgh at Bradford.  Mr.
                         MacFarlane is President of MacTech Mineral
                         Management, Inc. in Bradford, Pennsylvania.

W. Eric Johnson (1)  45  Mr. Johnson is the Chairman of the Audit Committee.
                         Mr. Johnson was elected to the Board in 1997.  He holds
                         a Bachelor of Science Degree from the University of
                         Dayton.  Mr. Johnson has been a stockbroker with Acument,
                         Inc. in Erie, PA since 1989.

David H. Stetson     45  Mr. Stetson was elected as a Director in 1998.  Mr.
                         Stetson is a member of the Executive and Audit
                         Committees. Mr. Stetson has been President and
                         Co-owner of Stetson Brother's Hardware Store, Inc. in
                         North East, PA., for the past twenty years.

Robert L. Garfield   64  Mr. Garfield was appointed as a Director in August
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
                         Bank, Erie, PA from 1969 to 1982.  Mr. Garfield has a
                         Bachelor of Science Degree from Grove City College,
                         Grove City, PA.

William Fustos       45  Mr. Fustos was appointed as a Director in July 2002
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
                         Fustos is a member of the Society of Professional
                         Engineers.

Robert Long         49   Mr. Long was appointed as a Director in December 2002
                         and is a member of the Executive Committee.  Mr. Long
                         is the Executive Vice President of East Resources and
                         the Vice President of Sabre Oil and Gas, Inc.  Mr.
                         Long graduated from Alford University in 1973 and
                         holds an Associates Degree in Civil Engineering.  Mr.
                         Long is a certified Professional Landman and is a
                         member of the American Association of Professional
                         Landmen.

Stephen B Millis    47   Mr. Millis has been employed with Vineyard Oil and Gas
                         Company since 1980 and appointed as President in May
                         of 2001.  Mr. Millis is a 1980 graduate of Gannon
                         University and holds a Bachelor of Arts degree.

James M. Reynard    36   Mr. Reynard has been employed with Vineyard Oil and Gas
                         Company since 2002.  He was appointed as Treasurer
                         and Secretary to the Board of Directors in October of
                         2002.  Mr. Reynard graduated from Edinboro University
                         in 1994 and holds a Bachelor of Science degree in
                         Business/Accounting.

Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors'
oversight of (1) the integrity of the Company's financial statements, (2) the
Company's compliance with legal and regulatory requirements, (3) the independent auditor's qualifications and independence, and (4) the performance of the
Company's internal audit function and independent auditors. The Audit Committee is solely responsible for the appointment and compensation of the Company's independent auditors. The Audit Committee operates under a written charter adopted and approved by the Board of Directors.

The Committee meets periodically with the Company's independent auditors,
Gorzynski Uglow & Farrell, P.C. and management to review financial statements and the results of audit activities.

Report of the Audit Committee

The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgements, and the clarity of disclosures in the financial statements. The Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgements as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the Committee by Statement on Auditing
Standards No. 61, as amended by Statement on Auditing Standards No. 90

(Communication With Audit Committees). In addition, the Committee has discussed with the independent auditors the auditors' independence from management and the
Company, including the matters in the written disclosures required by
Independence Standards Board Standard No. 1, and considered the compatibility of nonaudit services with the auditors' independence.

The Committee discussed with the Company's independent auditors the overall scope and plans for their respective audits. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-KSB for the year ended December 31, 2003 for filing with the Securities and Exchange
Commission. The Committee and the Board have also recommended the selection of the Company's independent auditors.

Current Officers    Title/Office                Year in Which    Term to Expire
 and Directors                                  Service as       at Annual
                                                Director Began   Meeting in

James J. Concilla   Director                      1978             2005
James J. MacFarlane Director                      1993             2004
William Fustos      Board Chairman                2002             2004
W. Eric Johnson     Director                      1997             2003 (2)
David H Stetson     Director                      1998             2004
Robert L. Garfield  Director                      2000             2003 (2)
Robert H. Long      Director                      2002             2005
Stephen B. Millis   President
James M. Reynard    Secretary/Treasurer

December 31, 2003 Board Committees and Members

Executive                 Audit                       Wage/Bonus

William Fustos            W. Eric Johnson             Robert L. Garfield
David H. Stetson          David H. Stetson            James J. Concilla
Robert H. Long            James J. MacFarlane

(1) In December 2003, Mr. Johnson voluntarily resigned from the Company's
Board of Directors.

(2) The Company has delayed the annual shareholders' meetings for 2003 and
2004. These delays are due to time needed to file required amendments to certain filings in relation to a SEC review. This review was triggered by the Company's initial filing of a Sch 13E-3 "Going Private Transaction".
Upon compliance with all the SEC review requirements, the Company anticipates holding a shareholder meeting, allowing the shareholders to vote on all expired director seats.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain information concerning compensation during fiscal 2001, 2002 and 2003 by the Company to each of the Company's executive officers.

                         Summary Compensation Table

     Name and         Year    Base Salary   Commissions    Bonus        Other
Principal Position              (1)              (2)        (3)          (4)

James J. Concilla     2003            0           0         0               0
President, Chairman   2002            0           0         0               0
of the Board through  2001      $12,115           0         0          $6,627
March 31, 2000

Stephen B. Millis     2003      $85,000           0         0               0
President as of       2002      $85,000           0         0               0
April 1, 2000         2001      $85,000           0         0               0

Jeffery L. Buchholz   2003            0           0          0              0
Secretary/Treasurer   2002            0           0          0              0
Through October 16,   2001       $1,500           0          0              0
2002

James M. Reynard      2003      $45,000           0          0              0
Secretary/Treasurer   2002      $11,166           0          0              0
As of October 17,     2001            0           0          0              0
2002

James J. MacFarlane   2003            0           0          0              0
Chairman of Board     2002      $11,000           0          0              0
from April 1, 2000    2001      $12,000           0          0              0
to December 7, 2002

William Fustos        2003      $12,000           0          0              0
Chairman of Board     2002       $1,000           0          0              0
As of December 8,     2001            0           0          0              0
2002

(1) In May of 2001, Mr. Concilla retired as an employee of the Company.

(2) Reflects commissions related to the sale of natural gas

(3) In April 2000, Mr. Millis was given a two year employment contract which stipulated, among other things, a base salary of $85,000 per year and a incentive bonus calculated on three years earnings history.

(4) The Company awarded Mr. Concilla a 1996 Ford Explorer as part of a severance package in 2001.

No officer received any other non-cash compensation during the years ended
December 31, 2001, 2002 or 2003, other than health insurance which all full-
time employees of the Company are entitled to receive.

No stock options were awarded to any directors, executive officers or other employees of the Company during fiscal 2003.

Directors

Directors are paid $150 for each meeting of the Board of Directors at which the director is present.  In addition, directors attending committee meetings, or phone meetings, are also each paid $150 per meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of December 31, 2003 concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.

Name and Address               Number of Shares (1)     Percentage of Class

Sabre Oil & Gas Inc.         1,043,710.63                      19.8%

James J. Concilla                7,162.50 (2)                   0.1%
20 Blaine Street
North East, PA  16428

Stephen B. Millis              322,650.00                       6.0%
11370 Martin Road
North East, PA  16428

David H. Stetson                81,487.50                       1.5%
9916 East Lake Road
North East, PA.  16428

All Officers and Directors
as a group (3 individuals)     411,300.00                       7.7%

(1)  All shares are beneficially owned and the sole investment and voting power is held by the persons named.  Includes shares which may be owned beneficially by the wives and/or minor children and/or trusts for the benefit of the minor children of the persons names, as to which beneficial interest is disclaimed.

(2)  Includes shares owned by Mr. Concilla's wife, as to which beneficial interest is disclaimed.

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

                                            Year Ended            Year Ended
                                            December 31,          December 31,
                                               2003                  2002
Audit fees                                  $ 25,000               $ 26,500
Audit-related fees                          $      -               $  1,950
Tax fees                                    $  6,000               $  4,970
All other fees, including tax
consultation and preparation                $  3,475               $ 31,230

All audit fees are approved by our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 23, 2005

VINEYARD OIL & GAS COMPANY

/s/Stephen B. Millis         President
STEPHEN B. MILLIS

/s/William Fustos            Chairman, Board of Directors
WILLIAM FUSTOS

/s/James M. Reynard          Secretary/Treasurer
JAMES M. REYNARD

/s/ James J. Concilla        Director
JAMES J. CONCILLA

/s/Robert H. Long            Director
ROBERT H. LONG

/s/David H. Stetson          Director
DAVID H. STETSON

/s/Robert L. Garfield        Director
ROBERT L. GARFIELD

/s/ James J. Macfarlane      Director
JAMES J. MACFARLANE

                               FORM 10-KSB ITEM 7
                          VINEYARD OIL AND GAS COMPANY
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  Balance Sheet - December 31, 2003

2.  Income Statements - For the Years Ended December 31, 2003 and
    2002

3.  Statements of Shareholders' Equity - For the Years Ended
    December 31, 2003 and 2002

4.  Statements of Cash Flows - For the Years Ended December 31,
    2003 and 2002

5.  Notes to Financial Statements - December 31, 2003

                          Independent Auditors' Report

Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania

We have audited the accompanying balance sheet of Vineyard Oil and Gas Company as of December 31, 2003, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended December
31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to provide reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes an assessment of the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at
December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements in 2003 the Company adopted the provision of Statements of Financial Accounting Standards No. 143, " Asset
Retirement Obligations."

As discussed in Note A to the financial statements, the Company has restated its balance sheet as of December 31, 2002 and its statements of income for the year ended December 31, 2002 and 2001.

                                          Gorzynski, Uglow and Farrell, P.C.

December 21, 2004
North East, Pennsylvania

                          VINEYARD OIL AND GAS COMPANY
                                  Balance Sheet
                                December 31, 2003

ASSETS

 Current Assets
   Cash                                                      $  1,766,764
   Accounts receivable, less allowance for
    doubtful accounts of $217,813                               3,857,489
   Inventories                                                     40,918
   Prepaid expenses                                               117,907
     Total current assets                                       5,783,078

 Property, Plant and Equipment
   Land and land improvements                                     193,680
   Building and improvements                                      267,659
   Oil and gas properties and transmission
    equipment                                                   5,885,064
   Drilling and other equipment                                 1,198,606
                                                                7,545,009
   Less: accumulated depletion, depreciation and
    amortization                                               (7,115,632)

                                                                  429,377
 Other Assets
   Cash restricted for well plugging                              253,429
   Investment in jointly-owned company - at equity                 73,244

                                                                  326,673

                                                             $  6,539,128
                                                               ==========

See notes to financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
   Accounts payable
     Trade                                                   $  4,598,986
     Production distribution payable                              172,685
   Accrued expenses                                                32,403

     Total current liabilities                                  4,804,074

 Long Term Liabilities
   Asset Retirement Obligation                                  1,038,972

 Total Liabilities                                              5,843,046

 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,325,563 shares
    at December 31, 2003, at stated value of $.05                 266,278
   Additional paid-in capital                                   4,965,430
                                                                5,231,708
   Retained Earnings (Deficit)                                 (4,310,706)
                                                                  921,002

   Less: Cost of 67,944 Shares Held in Treasury                  (224,920)

                                                                  696,082

                                                             $  6,539,128
                                                               ==========

See notes to financial statements.

                          VINEYARD OIL AND GAS COMPANY
                                Income Statements
                 For the Years Ended December 31, 2003 and 2002

                                                       2003           2002
                                                                 (As restated)
Earned Revenues
  Gas marketing                                  $ 38,148,622    $ 23,496,035
  Production and well services                        643,412         546,600
  Equipment rental and service income                  84,704         431,468
                                                   38,876,738      24,474,103

Other Income
  Gain on sale of assets                               21,500             -0-
  Other income                                        112,123         108,994
  Equity in earnings of jointly-owned
   company                                            109,810          28,261
                                                   39,120,171      24,611,358

Costs and Expenses
  Direct costs of earned revenues
    Gas marketing                                $ 37,990,135      23,096,894
    Production and well services                      284,664         225,447
    Equipment expenses                                143,771         449,989
    Depreciation and amortization                      66,966          54,444
    Accretion expense                                  67,972               -
                                                   38,553,508      23,826,774

  General and administrative                          750,661         803,231
  Depreciation                                         13,336          14,599
  Interest                                              5,164           7,095
                                                   39,322,669      24,651,699

Net (Loss) before cumulative effect
of change in accounting principle                    (202,499)        (40,341)

Cumulative effect of change in
accounting principle
         Depreciation                                 275,691             -0-
         Accretion                                    568,070             -0-
                                                      843,761             -0-

Net (Loss) Before Income Taxes                     (1,046,259)        (40,341)

Income Taxes                                              -0-             -0-

Net (Loss)                                        $(1,046,259)    $   (40,341)
                                                  ============    ============
Basic (Loss) Per Common Share                     $    (0.196)    $   (0.008)
                                                  ============    ============
Diluted (Loss) Per Common Share                   $    (0.196)    $   (0.008)
                                                  ============    ============

See notes to financial statements.

                          VINEYARD OIL AND GAS COMPANY
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 2003 and 2002

                                           Capital in    Retained
                                  Common   Excess of     Earnings     Treasury
                                  Stock    Par Value     (Deficit)     Stock

Balance at January 1, 2002       $263,778 $ 4,967,930  $(3,224,106)  $(224,920)

Stock Bonus Awarded                 2,500      (2,500)           0           0

Net (Loss) For the Year                 0           0      (40,341)          0

Balance at December 31, 2002      266,278   4,965,430   (3,264,447)   (224,920)

Net (Loss) For the Year                 0           0   (1,046,259)          0

Balance at December 31, 2003     $266,278  $4,965,430  $(4,310,706)  $(224,920)
                                 ========  ==========  ============  ==========

See notes to financial statements.

                          VINEYARD OIL AND GAS COMPANY
                            Statements of Cash Flows
                 For the Years Ended December 31, 2003 and 2002

                                                     2003           2002
                                                                (As restated)
Operating Activities
  Net (loss) income                              $(1,046,259)    $ (40,341)
  Adjustments to reconcile net (loss)
   to net cash provided by (used in) operating
   activities:
    Depletion, depreciation and amortization         355,992        69,042
    Accretion                                        636,041            -0-
    Provision for losses on accounts receivable      (73,788)      (90,022)
    (Gain) on disposal of assets                     (21,500)           -0-
    Income from investment in jointly-
    owned company                                   (105,490)      (28,261)

Changes in operating assets and liabilities
   providing (using) cash:
    Accounts receivable                            2,162,159      (397,174)
    Inventories                                       10,907        (2,256)
    Prepaid expenses                                  16,804       (56,269)
    Accounts payable                                (881,639)      918,602
    Accrued expenses                                  (8,687)      (28,381)
    Deferred revenue                                       -       (30,787)

    Net cash provided by
     operating activities                          1,044,540       314,153

Investing Activities
  Purchases of property, plant and equipment             (41)       (9,461)
  Proceeds from sale of equipment                     44,000            -0-
  Distributions from investment in jointly-owned
   company                                           117,491        37,759

    Net cash provided by
     investing activities                            161,450        28,298

Financing Activities
  Principal payments under capital lease
  obligation                                         (50,449)       (9,754)

    Net cash (used in)
     financing activities                            (50,449)       (9,754)

Increase in Cash                                   1,155,541       332,697

Cash at Beginning of Year                            864,652       531,955

Cash at End of Year (Note B)                     $ 2,020,193   $   864,652
                                                 ============  ============

See notes to financial statements.

                          VINEYARD OIL AND GAS COMPANY
                          Notes to Financial Statements
                                December 31, 2003

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations - Vineyard Oil and Gas Company is a producer and marketer of its own oil and natural gas and gas produced by others.  It also transports natural gas and performs well maintenance, service, construction, trucking and other jobs related to the oil and gas industry.

        Revenue Recognition - Oil and gas production revenue is recognized as production and delivery take place. Gas marketing revenues are recognized, inclusive of transportation costs, when title passes. Title of the gas passes to the Company at the wellhead meter and is transferred to the enduser at the specified delivery point. The Company is engaged in contracts with producers and endusers to determine pricing and estimated volumes for the purchase and sale of natural gas. The contracts typically cover 12 month periods and are generally based on market prices. Field service revenues are recognized when the goods or services have been provided.

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

Recent Accounting Pronouncements -

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

        As a result of a review of the Company's periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange
Commission (the "Staff"), the Company amended its financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 to expand its disclosure of the effects of adopting SFAS 143 in 2003 and for the effects of the actual adoption of SFAS 143. The material affects of the adoption on those quarters was as follows:

                              March 31, 2003            June 30, 2003

Unaudited                      As                          As
                           originally      As          originally      As
                            reported    restated        reported    restated

Cummulative                               843,761
effect of
accounting
change
Total expenses             14,066,481  14,932,537      23,296,915   24,185,265
Net income (loss)            (360,965) (1,226,700)       (311,335)  (1,198,987)
Earnings (loss)
   per share
    - Basic                     (.068)      (.230)          (.058)       (.225)
    - Diluted                   (.068)      (.230)          (.058)       (.225)

Total assets               11,058,107  11,180,044       7,197,317    7,313,952
Total liabilities          10,071,053  10,664,403       6,160,632    6,770,597
Total shareholders'           987,054     515,641       1,036,685      543,355
   equity

                             September 30, 2003

Unaudited                      As
                           originally           As
                            reported         restated

Cummulative
effect of
accounting
change
Total expenses             31,225,995          32,136,641
Net income (loss)            (286,459)         (1,196,108)
Earnings (loss)
   per share
    - Basic                     (.054)              (.225)
    - Diluted                   (.054)              (.225)

Total assets                6,295,237           6,406,570
Total liabilities           5,233,677           5,860,337
Total shareholders'         1,061,560           546,233
   equity

        A reconciliation of the Company's liability for asset retirement obligations for the year ended December 31, 2003 is as follows:

Asset retirement obligation, December 31, 2002        $        -
    Cumulative effect adjustment                         971,000
    Accretion expense                                     67,972

Asset retirement obligation, December 31, 2003        $1,038,972
                                                      ==========

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

        Assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also supersede the provisions of APB 30, "Reporting Results of Operations - Reporting
the Effects of Disposal of a Segment of Business," with regard to reporting the effects of a disposal of a segment of a business and require the expected future operating losses from discontinued operations to be displayed in discontinued
operations in the periods in which the losses are incurred rather than as of the measurement date as previously required by APB 30. In addition, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 was effective as of January 1, 2002. During 2003, the
Company did not dispose of any long-lived assets, thus, there was no impact on continuing or discontinued operations.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No.
4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of
Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS
64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" and
amends SFAS No. 13, "Accounting for Leases." Statement 145 also makes technical corrections to other existing pronouncements. SFAS 4 required gains and losses from extinguishment of debt to be classified as an extraordinary item, net of the related income tax effect. As a result of the rescission of SFAS 4, the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business,
and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,"
now will be used to classify those gains and losses. SFAS 145 is effective for the Company's financial statements beginning January 1, 2003. The adoption of
SFAS 145 did not have a material effect on the Company's financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The adoption of this standard has not had a material effect on the Company's financial position, results of operations or cash flows.

        In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain
Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB
Interpretation No. 9." SFAS 147 was effective for the Company for acquisition activities initiated on or after October 1, 2002. The adoption of this standard did not have any effect on the Company's financial position, results of operations or cash flow.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and
Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others". FIN 45's disclosure requirements are effective for the
Company's interim and annual financial statements for periods ending after
December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after
December 31, 2002, FIN 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Adoption of FIN
45 did not have any effect on the Company's financial statement disclosures for the year ended December 31, 2003, and the Company does not expect FIN 45 to have any impact on its financial position, results of operations or cash flows in the future.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure." SFAS 148 amends FASB 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The
Company would measure expense associated with stock-based compensation using the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to
Employees" and its related interpretations. Under APB 25, no compensation expense is required to be recognized by the Company upon the issuance of stock options to key employees if the exercise price of the option is equal to the market price of the underlying common stock at the date of grant. The provisions of SFAS 148 were effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have any effect on the
Company's financial position, results of operations or cash flows.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable
Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) 51."

FIN 46 is an interpretation of ARB 51, "Consolidated Financial Statements," and
addresses consolidation by business enterprises of variable interest entities
(VIEs). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as
VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. An enterprise shall consider the rights and obligations conveyed by its variable interests in making this determination. This guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that is acquired before February
1, 2003. The adoption of FIN 46 did not have any effect on the Company's financial statement disclosures, financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities." This Statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for the Company's financial statements for the interim period beginning July 1, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS 150, "Accounting for Financial
Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Instruments that are indexed to and potentially settled in an issuer's own shares that are not within the scope of Statement 150 remain subject to existing guidance. The adoption of SFAS 150 did not have any effect on the Company's financial position, results of operations or cash flows.

        In December 2003, the FASB issued SFAS 132 (revised 2003), "Employers'
Disclosures about Pensions and Other Postretirement Benefits," an amendment of
SFAS 87, 88, and 106, and a revision of SFAS 132. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No.87, Employers' Accounting for Pensions, No. 88, Employers'
Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and
for Termination Benefits, and No. 106, Employers' Accounting for Postretirement
Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers Disclosures about Pensions and
Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements with fiscal years ended after December 15, 2003. The adoption of this standard did not have any effect on the Company's financial position, results of operations or cash flows.

Property, Plant and Equipment - Property, plant and equipment is stated
using historical cost. Expenditures for major additions or betterments are capitalized. Maintenance and repairs are charged to expense as incurred.
Differences between amounts received and net carrying value of assets retired or disposed of are included in the income statement. For the year ended December
31, 2003 the Company realized a net gain on the disposal of assets of $21,500.
There were no disposals for the year ended December 31,2002. The depreciation of assets is computed by the straight-line method for financial reporting purposes at rates sufficient to amortize the costs over their estimated useful lives and by accelerated methods for income tax purposes.

        Investments in Limited Partnerships - The Company accounts for its investments in limited partnerships under the proportional consolidation method, which recognizes its share of earnings or losses since the date of acquisition.

        Deferred Revenue - As a result of a review of the Company's periodic filings by the staff of the Division of Corporation Finance of the U.S.
Securities and Exchange Commission (the "Staff"), the Company restated its financial statements for the quarters ended March 31, 2003, June 30, 2003 and
September 30, 2003 and for the years ended December 31, 2001 and 2002, related to its accounting for deferred revenue.

Since 1990 the Company, as general partner, has withheld from prior years, quarterly partnership distributions an estimated fee for future well plugging charges. The plugging fees were recorded as deferred revenue until the actual plugging costs had been incurred by the partnerships. However, under SFAS 19, the Company estimated that the salvage values of its properties were sufficient to offset its liabilities with respect to plugging the wells and as a result the
Company determined that the deferral of this revenue was not appropriate.
Accordingly, the Company restated its January 1, 2001 retained earnings and equity by $362,776 to account for the cumulative effect of this restatement as of December 31, 2000. In addition, the Company restated its financial statements for 2002 to account for the affect of amounts received in 2002 that should have been recorded as income during 2002. The following sets forth the affects of the restatement on 2002 as well as years prior to January 1, 2001 where there would have been a material effect of this restatement:

                             December 31, 2002            December 31, 2000

                             As        As restated          As      As restated
                         originally        (1)          originally      (2)
                          reported                       reported

Revenues                  24,579,812    24,611,358      21,370,872   21,437,907
Net income (loss)           (71,887)       (40,341)       (283,115)    (216,080)
Earnings (loss)
   per share
    - Basic                   (0.13)         (.007)          (.055)       (.042)
    - Diluted                 (0.13)         (.007)          (.053)       (.040)

Total liabilities          6,139,171     5,744,848       8,787,752    8,424,975
Total                      1,348,019     1,742,342       1,293,705    1,656,482
shareholders'
   equity

                            December 31, 1995           December 31, 1994

                              As       As restated       As       As restated
                         originally        (3)       originally       (4)
                          reported                    reported

Revenues                  4,394,565    4,477,373     4,009,524     4,068,672
Net income (loss)            76,654      159,462        48,786       107,934
Earnings (loss)
   per share
    - Basic                    .015         .031          .010          .022
    - Diluted                  .015         .031          .010          .022

Total liabilities          2,206,157   1,910,415     1,956,943     1,744,009
Total                      1,222,656   1,518.398     1,143,865     1,356,799
shareholders'
   equity

                             December 31, 1993       December 31, 1991

                           As           As              As          As
                       originally    restated       originally   restated
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

        Earnings Per Share - Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding
(5,325,563 in 2003 and 2002).

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

        Marketing Risk Factors - The Company's gas marketing business segment is subject to certain financial exposure inherent to the industry. Extensive measures are taken to limit pricing and supply exposure. However, the price of the natural gas commodity traded by the Company is volatile and is driven by factors beyond the control of the Company.

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

    Cash paid during the year for:                         2003           2002

      Interest                                           $  5,164     $    7,095
      Income taxes                                              0              0

      Noncash financing activities:
        Stock bonus awarded                                     0          2,500

        Cash consists of the following at the end of each year presented:

                                                        2003           2002
    Cash in bank                                    $1,871,764     $  717,457
    Short-term investments                             148,429        147,195
                                                    $2,020,193     $  864,652
                                                    ==========     ==========

        Cash is classified as follows for financial statement reporting purposes:

                                                        2003           2002

    Unrestricted cash                               $1,766,764     $  612,457
    Cash restricted for well plugging                  253,429        252,195
                                                    $2,020,193     $  864,652
                                                    ==========     ==========

NOTE C - INCOME TAXES

        The components of the provision (benefit) for income taxes are:

                                                      2003           2002
    Current
      Federal                                      $      0       $      0
      State                                               0              0
                                                   $      0       $      0

    Deferred
      Federal                                         (355,725)      (13,716)
      State                                           (69,053)      (2,663)
      Valuation allowance                              424,778        16,379
                                                             0             0

    Total tax provision                            $         0    $        0
                                                   ===========    ==========

         The tax effects of significant items comprising the net deferred tax asset are as follows:
                                                       2003           2002
    Deferred tax assets:
      Operating loss and tax credit carryforward   $   827,600    $ 1,307,036
      Property and equipment                             1,594          4,446

    Total deferred tax assets                      $   829,194    $ 1,311,482
    Valuation allowance                               (829,194)    (1,311,482)

    Net deferred tax asset                         $         0        $     0
                                                   ============      =========

The net decrease in the valuation allowance was $482,288 between 2003 and 2002, primarily as a result of expiration of carryforwards and current year net loss.

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

                                                       2003           2002

    Statutory rate applied to pre-tax income        $(355,725)     $(13,716)
    State taxes, net of federal tax benefit           (69,053)       (2,663)
    Valuation allowance                               424,778        16,379

    Provision for income taxes                      $       0      $      0
                                                    ==========     =========

The Company has available at December 31, 2003, unused operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                   Federal              Pennsylvania
                Year of       Unused Operating       Unused Operating
              Expiration      Loss Carryforward      Loss Carryforward

                 2004          $1,593,565             $         0
                 2005                   0                       0
                 2006             102,646                       0
                 2007               5,592                       0
                 2008              51,581                       0
                 2009                   0                       0
                 2010                   0                       0
                 2011              43,824                       0
                 2012                 418                       0
                 2013                   0                       0
                 2014             159,937                       0
                 2015             302,085                       0
                 2016                   0                       0
                 2017              50,898                       0
                 2018             123,573                       0
                               $2,434,119              $        0
                               ==========              ==========

NOTE D - OTHER ASSETS

        The Company owns a 45% interest in Northern Pipeline Company, LLC, which operates a pipeline for the transportation of natural gas beginning operations in July, 1997. This investment is carried under the equity method and is adjusted for the Company's proportionate share of undistributed earnings or losses, less distributions received. Other parties with ownership interest include East Resources, Inc. owning 35% interest and Sabre Oil & Gas with
20%.

        Following is a summary of the unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC. Northern Pipeline
utilizes the accrual accounting method:

                                                        2003           2002

    Current assets                                    $ 94,455       $180,266
    Property and equipment, net                        396,283        362,387

                                                      $490,738       $542,653
                                                       =======        =======
    Current liabilities                               $ 81,803       $116,649
    Equity                                             408,935        426,004

                                                      $490,738       $542,653
                                                       =======        =======
    Sales                                             $359,928       $344,586
                                                       =======        =======
    Net income                                        $244,022       $ 62,802
                                                       =======        =======

NOTE E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided.

Transactions and balances for December 31, 2003 and 2002 are as follows:

                                                         2003           2002

    Well services revenue                            $  73,583      $  61,224

    Production and royalties revenue                   345,508        322,945

                                                     $ 419,091      $ 384,169
                                                       =======        =======
    Accounts receivable                              $ 146,997      $ 273,102
                                                       =======        =======
    Accounts payable                                 $(172,685)     $(610,190)
                                                       =======        =======

2. The Company charges Northern Pipeline, LLC, for equipment rental and a monthly management fee.

Transactions and balances for December 31, 2003 and 2002 are as follows:

                                                         2003           2002
    Equipment rental and service
     income                                           $ 50,150       $ 51,692

    Other income                                         4,320          4,320

                                                      $ 54,470       $ 56,012
                                                       =======        =======
    Accounts receivable                               $ 33,046       $ 52,674
                                                       =======        =======
    Accounts payable                                  $ 53,754       $ 39,266
                                                       =======        =======

3. In May 2002, in a private transaction, Sabre Oil and Gas, Inc. acquired a
   19.8% interest in the Company from a group of shareholders, which included four of the seven directors of the Company. Sabre and its affiliate, East
   Resources, Inc., are major suppliers of natural gas production sold under the Company's gas marketing segment. In 2003, Vineyard purchased
   $14,464,988 of natural gas from East Resources. Accounts payable at
   December 31, 2003 included $2,031,861 to East Resources.

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

    The Company's segment profit or loss and assets are as follows:

                                           Oil & Gas
                    Gas      Equipment    Production &      All
                 Marketing    Rental     Well Services     Others     Totals
2003                                                        (a)
Revenues from
external
customers     $38,148,622   $  84,704  $    643,412    $       0 $ 38,876,738

Intersegment
revenues                0           0             0            0            0

Other revenue           0           0             0      243,433      243,433

Depreciation,
accretion and
amortization             0           0       978,698       13,336      992,034

Interest                 0           0            0        5,164        5,164

Segment
profit (loss)      158,487      (59,068)    (619,950)    (525,728)  (1,046,259)

Segment
 assets          3,793,080      183,455      681,814     1,880,779   6,539,128

Expenditures
 for segment
 assets                  0           0             0           41           41

                                          Oil & Gas
                    Gas      Equipment    Production &      All
                 Marketing    Rental     Well Services     Others     Totals
2002                                                        (a)
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

(a) Revenue from segments below quantitative thresholds are the Company's equity in earnings of its jointly-owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets.
    General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "All Others".

NOTE G - COMMITMENTS AND CONTINGENCIES

1.  Well-Plugging

        All except four of the limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs (see Note A). Upon closing of the partnerships, the Company assumes all well-plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December
31, 2003, the wells transferred to the Company from these partnerships continued
to produce oil and gas. Also, as of December 31, 2003, the Company owned 164 oil and gas wells, excluding wells in which the Company has an interest as a general partner.

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

        On January 1, 2003 the Company adopted SFAS 143 and increased its asset retirement obligation to $1,038,972 (see Note A).

2. Other

        The Company is a party to several actions which arose in the normal course of the Company's business. In management's opinion, none of these lawsuits or proceedings should, individually or in the aggregate, have a material adverse effect upon the financial position of the Company.

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

NOTE H - MAJOR CUSTOMERS AND SUPPLIERS

        The Company made a substantial portion of its gas marketing sales to five customers in 2003 and 2002. During 2003 and 2002, sales to these customers aggregated $12,047,295 (32%) and $6,227,927 (27%), respectively. At December 31,
2003 and 2002, amounts due from those customers included in trade accounts receivable were $0 and $93,950, respectively.

        The Company purchased from nine suppliers $32,018,145 (85%) and $15,073,238
(66%) of gas for resale, during 2003 and 2002, respectively. At December 31, 2003 and 2002, amounts due to those suppliers included in accounts payable were
$3,499,372 and $3,622,875, respectively.

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.

        Investment in jointly-owned company - This investment is carried, under the equity method, and is adjusted for the Company's proportionate share of undistributed earnings or losses, less distributions received. The estimated fair value of the investment is based on the Company's proportionate share of the book value of the underlying net assets of the investee.

        The estimated fair values of the Company's financial instruments as of
        December 31, 2003 are as follows:

                                                    Carrying
                                                      Amount    Fair Value
    Financial assets:
      Cash                                        $2,020,192   $2,020,192

      Investments                                 $   73,244   $  184,000

        Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.

        At December 31, 2003, accounts receivable, net of allowance, amounted to
$3,914,494. Credit risk with respect to trade accounts receivable is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many different industries. However, many receivables are individually significant.

        At December 31, 2003, the carrying amount of the Company's deposits was
$2,020,192 and the gross bank balance, before deducting outstanding checks, was
$2,176,973. Of the bank balance, $235,442 was covered by federal depository insurance, $148,429 was insured under a brokerage firm's umbrella policy, and
$1,793,102 was uninsured.

NOTE J - SUPPLEMENTARY OIL AND GAS DISCLOSURES (UNAUDITED)

        In November 1982, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 69, (SFAS 69) "Disclosures About Oil and
Gas Producing Activities". This Statement establishes a standardized comprehensive set of supplemental unaudited disclosures for oil and gas exploration and production activities which are included in the schedules that follow.

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

                                                    Gas (MCF)      Oil (BBL)

Proved reserves at December 31, 2001                 819,222          513

Production 2002                                     (129,187)      (1,582)

Revisions in previous quantity estimates              73,954        1,669

Proved reserves at December 31, 2002                 763,989          600

Production 2003                                     (134,043)      (2,036)

Revisions in previous quantity estimates              40,269        1,982

Proved reserves at December 31, 2003                 670,215          546
                                                     =======        =====

    Capitalized Costs - The Company's net investment in oil and gas producing properties, at December 31, 2003 and 2002 is as follows:

                                                       2003           2002

    Proved oil and gas properties                  $ 5,885,064    $ 5,482,134
    Accumulated depletion, depreciation
     and amortization                               (5,671,161)    (5,348,027)

                                                   $   213,903    $   134,107
                                                     =========      =========

        Costs Incurred in Oil and Gas Property Acquisitions, Exploration and
Development Activities - There were no costs incurred in oil and gas property acquisitions, exploration and development activities for the years ended
December 31, 2003 and 2002.

        Results of Operations for Oil and Gas Producing Activities - The following summarizes the "Results of Operations for Producing Activities" as defined by
SFAS 69, for the years ended December 31, 2003 and 2002. As required, income taxes are included in the results, but were computed under SFAS guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.

                                                        2003           2002

    Revenues                                          $556,362       $453,175

    Less:
      Production costs                               $ 168,637       $143,834
      Depletion, depreciation (1)                      296,898
      Accretion and amortization (2)                   636,042         30,219

                                                    $1,101,577       $174,053

    Operating income                                 $(545,215)      $279,122
    Income taxes                                             0              0

    Results of operations from oil and
     gas producing activities before
     corporate overhead and interest costs           $(545,215)      $279,122
                                                       =======        =======

(1) includes the cumulative effect of a change in accounting principle of
    $275,691
(2) includes the cumulative effect of a change in accounting principle of
    $568,070

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
                                                       2003           2002

    Future cash inflows                            $ 2,707,000    $ 4,041,000
    Future production costs                           (948,000)    (1,552,000)
    Future income tax expense                                0              0

    Future after-tax net cash
     flows                                           1,759,000      2,489,000
    10% annual discount                               (993,000)    (1,405,000)

    Standardized measure of discounted
    future net cash flows                          $   766,000    $ 1,084,000
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

                                                         2003           2002

    Beginning of year                              $ 1,084,000    $   342,000

    Changes resulting from:
      Sales of oil & gas production,
        net of production costs                       (362,000)      (279,000)
      Net change in prices and production costs       (149,000)       681,000
      Extensions and discoveries                             0              0
      Revisions in previous
       quantity estimates                              162,000        306,000
      Accretion of discount                             31,000         34,000
      Net change in income taxes                             0              0

      Net increase (decrease)                         (318,000)       742,000

    End of year                                    $   766,000    $ 1,084,000
                                                     =========      =========
NOTE K - EMPLOYMENT CONTRACTS

        During 2000, the Company entered into an employment contract with its
President expiring April 1, 2002. The contract provides for a base salary, payments under a covenant not to compete, a signing bonus, and incentives based on attainment of specified earning goals.

        During 2002, the President's contract passed its expiration date without renewal. However, the contract includes an "evergreen" clause stating that employment may be terminated by either party with thirty day written notification.

NOTE L - LETTERS OF CREDIT AND LINE OF CREDIT

        At December 31, 2003 and 2002, the Company had $403,600 and $250,000
outstanding in standby letters of credit, respectively. In addition, the Company had an approved line of credit of $500,000 of which $228,733 was offset against the standby letters of credit, with $271,267 unused and available at year end.
The line is secured by certain real estate owned by the Company.

NOTE M - LEASES

        The Company was the lessee of a Mack CH 613 T/A Tractor under a capital lease expiring in 2005. In 2003, the Mack Tractor was sold for $42,000, resulting in a gain on sale of $19,500.

    Following is a summary of property held under capital leases:

                                                          2003          2002

    Mack CH 613 T/A Tractor                             $   0        $ 75,000

    Less: accumulated depreciation                          0         (41,250)

                                                        $   0        $ 33,750
                                                         ======       =======

NOTE N - PLEDGED ACCOUNTS RECEIVABLE

    The Company has pledged trade accounts receivable under a security agreement with East Resources, Inc., equal to 150% of the outstanding balance due to East Resources, Inc. as of December 31, 2003.

NOTE M - CONTINGENCIES

(1)

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

        Negotiations have continued during 2003 and, as of September 30, 2003,
Vineyard had included in accounts payable an estimate of the liability of
$254,621 and simultaneously recorded a receivable from the pool producers associated with the charges. Subsequently, the Company made a partial good-faith payment of $150,000. In January 2004, a final settlement was reached with all parties involved. A final payment of $104,621 was made by the Company and all amounts receivable from the pool producers have been recovered.  This matter is now closed.

(2)
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

