Form 10QSB
period 2004-03-31
VINEYARD OIL & GAS CO
filed 2005-12-23
CIK 777582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

                 For the quarterly period ended March 31, 2004

Commission File Number          0-13871

                           VINEYARD OIL & GAS COMPANY
         (Exact name of small business issuer as specified in charter)

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

PART 1 - ITEM 1.              FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEETS
                           VINEYARD OIL & GAS COMPANY

                                                        March 31,  December 31,
                                                          2004        2003
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                 $1,946,224  $ 1,766,764
  Accounts receivable,net                               4,080,308    3,857,489
  Inventories, net                                         40,918       40,918
  Prepaid expenses                                         87,789      117,907
Total Current Assets                                    6,155,238    5,783,078

Property, Plant and Equipment
  Land and land improvements                              193,680      193,680
  Building and improvements                               267,659      267,659
  Oil and gas properties                                5,941,097    5,885,064
  Drilling and other equipment                          1,031,712    1,198,606
                                                        7,434,148    7,545,009

  Less accumulated depreciation                        (6,966,545)  (7,115,632)
                                                          467,603      429,377
Other Assets
  Cash restricted for well plugging                       253,764      253,429
  Investment in jointly-owned company                      58,336       73,244
                                                          312,100      326,673

TOTAL ASSETS                                          $ 6,934,941  $ 6,539,128

The accompanying notes are an integral part of these condensed financial statements.

                                                        March 31,   December 31,
                                                          2004         2003
                                                      (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable
    Trade                                             $ 4,899,826  $ 4,598,986
    Production distribution payable                        96,922      172,685
  Accrued expenses                                         25,891       32,403
Total Current Liabilities                               5,022,639    4,804,074

Long-term Liabilities
 Asset retirement obligation                            1,057,153    1,038,972

Total Liabilities                                       6,079,792    5,843,046

Shareholders' Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at March 31, 2004 and December 31, 2003
  at stated value of $.05                                 266,278      266,278

  Additional paid-in capital                            4,965,430    4,965,430
                                                        5,231,708    5,231,708

  Retained earnings (deficit)                          (4,151,639)  (4,310,706)
                                                        1,080,069      921,002

  Less: cost of 67,944 shares held in treasury           (224,920)    (224,920)
                                                          855,149      696,082

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 6,934,941  $ 6,539,128

The accompanying notes are an integral part of these condensed financial statements.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
                           VINEYARD OIL & GAS COMPANY

                                            3 Months Ended   3 Months Ended
                                            March 31, 2004   March 31, 2003
Earned Revenues
   Gas marketing                            $10,640,093      $13,454,799
   Well services                                 11,569           10,815
   Production and royalties                      46,363          132,028
   Equipment rental                                   -           57,567
                                             10,698,025       13,655,209
Other Income
   Gain on sale of an asset                       7,600                -
   Rent and other income                         24,406           18,463
   Equity in earnings of jointly-
   owned company                                 17,945           32,165
                                             10,747,976       13,705,837

Cost and Expenses
   Direct costs of earned revenues
     Gas marketing                           10,381,049       13,742,194
     Well services                                8,987           29,999
     Production                                   9,793           50,117
     Equipment expenses                             -             56,970
     Accretion expense                           18,182           16,993
     Depreciation/amortization                   14,473           18,714
                                             10,432,484       13,914,987

   General and Administrative                   153,090          169,347
   Depreciation                                   3,334            3,334
   Interest                                           -            1,108
                                             10,588,908       14,088,776

Net income (loss) before cumulative
 effect of change in accounting principle       159,068         (382,939)

Cumulative effect of change in
 accounting principle
         Depreciation                                 -          275,691
         Accretion                                    -          568,070
                                                      -          843,761

Net income (loss) before income taxes           159,068       (1,226,700)

Income taxes (Note 3)                                 -                -

Net income (loss)                               159,068       (1,226,700)

Basic earnings (loss) per common share            0.030           (0.230)

Diluted earnings (loss) per common share          0.030           (0.230)

The accompanying notes are an integral part of these condensed financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     VINEYARD OIL & GAS COMPANY (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                           3 Months Ended     3 Months Ended
                                           March 31, 2004     March 31, 2003
Cash flow from operating activities:
Income (loss) from operations             $     159,068      $  (1,226,700)
Adjustments To Reconcile Net
Income to Net Cash Provided by
Operating Activities:
 Depreciation and amortization                   17,807            297,739
 Accretion                                       18,182            585,063
 Provision for losses on
 accounts receivable and inventories               (887)             7,577
Gain on sale of property                         (7,600)                 -
Income from investment in
jointly-owned company                           (17,945)           (32,165)
 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable                         (221,934)        (2,599,409)
   Inventories                                        -             (2,917)
   Prepaid expenses                              30,118            (56,888)
   Accounts payable                             225,078          3,944,172
   Accrued expenses                              (6,512)           (10,063)

 Net cash provided by
 operating activities                           195,375            906,410

Cash flow from investing activities:
Capital expenditures                            (56,033)               (41)
Proceeds from asset sale                          7,600                  -
Distributions from investment
 in jointly-owned company                        32,853             12,833

Net cash (used in) provided by
investing activities                            (15,580)            12,792

Cash flow from financing activities:
  Principal payments on borrowings                    -             (2,548)

Net cash (used in) financing activities               -             (2,548)

Increase in cash                                179,795            916,654
Cash at beginning of period                   2,020,193            864,652

Cash at end of period                     $   2,199,988      $   1,781,306

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Vineyard
Oil and Gas (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31,
2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2003.

2. NEW ACCOUNTING PRONOUCEMENTS

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations". SFAS 143 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement amended SFAS 19, "Financial Accounting and Reporting by Oil and Gas
Producing Companies", and was effective for the Company's financial statements beginning January 1, 2003. This statement requires the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance.

        As a result of a review of the Company's periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange
Commission (the "Staff"), the Company restated its financial statements for the quarter ended March 31, 2003 to expand its disclosure of the effects of adopting
SFAS 143 as of January 1, 2003. and to recognize the effects of actual adoption of SFAS 143. The material unaudited affects of the adoption on the quarter were as follows:

         Unaudited
                                                             March 31, 2003
                                                          As
                                                      Originally       As
                                                       Reported     Restated

         Cummulative effect of accounting change            -0-   $   843,761

         Total Expenses                              14,066,481    14,932,537
         Net Income (Loss)                             (360,965)   (1,226,700)
         Earnings (Loss) per share
                  Basic and diluted                      (0.068)       (0.230)
         Total Assets                                11,058,107    11,180,044
         Total Liabilities                           10,071,053    10,664,403
         Total Shareholders' Equity                     987,054       515,641

        The Company has become aware of an issue regarding the application of provisions of SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and
Other Intangible Assets," to oil and gas companies. The issue is whether SFAS
142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS 69, "Disclosures about Oil and Gas
Producing Activities."

        If it is ultimately determined that SFAS 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the Company currently believes that its financial condition, results of operations and cash flows would not be affected, because such intangible assets would continue to be depleted and assessed for impairment in accordance with existing successful efforts accounting rules and impairment standards. The amount of potential balance sheet reclassification has not been determined.

3. PRIMARY EARNINGS PER SHARE

        Primary earnings per share are determined by dividing net income by the weighted average number of common shares outstanding (5,325,562.50 in 2004 and
2003).

4. INCOME TAX

        No federal income tax was due or paid during the periods ended March 31,
2004, and 2003, due to available operating loss carry forwards.

5. REVENUE RECOGNITION

        Oil and gas production is recognized as production and deliveries take place. Gas marketing revenues are recognized, inclusive of transportation costs, when title passes. Field service revenues are recognized when the goods or services have been provided.

6. CASH FLOW INFORMATION

        For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short term investments with original maturities of three months or less. Short-term investments consist of money market funds, and are reported at market value, which equals cost.

        Cash paid during the three month period ended March 31, for:

                                     2004          2003

                Interest             -0-           1,108
                Income taxes         -0-            -0-

        Cash consists of the following as of the dates indicated:

                                  March 31, 2004        December 31, 2003

     Cash in bank                    $1,946,224              $1,766,764
     Cash restricted for well
       plugging                         253,764                 253,429
                                     $2,199,988              $2,020,193

7. BUSINESS SEGMENT INFORMATION

        Description of the types of products and services from which each reportable segment derives its revenue:

        The Company's three reportable business segments are gas marketing, well services and oil and gas production.

        The Company's gas marketing operation involves marketing gas from local producers and interstate pipeline sources and selling that gas to industrial gas users through transportation arrangements on intrastate and interstate pipeline systems.

        The well services segment provides workover and well tending services for producing wells. In the latter half of 2003, management made the decision to minimize their focus on the Equipment Rental portion of this business segment and reallocate resources to other areas that historically have provided a better rate of return. The equipment rental segment has not been a significant portion of the Company's overall operations, accounting for slightly under 2% of total revenue in 2002 and less than 1% of total revenue in 2003.

        Revenues from oil and gas production operations are primarily derived from working and royalty interests in the sale of oil and gas production and for the transmission of such production.

        Measurement of segment profit or loss and segment assets:

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual
Report on Form 10-KSB for the year ended December 31, 2003. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

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

        The Company's segment profit or loss and assets are as follows:

               Gas                         Oil & Gas    All
               Marketing   Well Services   Production   Others    Totals
March 31,
2004

Revenues from
external
customers     10,640,093      11,569         46,363       -0-    10,698,025

Other
revenue            -0-         -0-            -0-        49,951      49,951

Depreciation,
accretion and
amortization       -0-         1,671         30,984       3,334      35,989

Segment (loss)
profit           259,044         911          5,586     (106,473)   159,068

Segment
assets         4,067,639     180,791        624,720      2,061,791 6,934,941

Expenditures
for segment
assets             -0-          -0-         56,033          -0-       56,033

                             Well Services
               Gas           and Equipment   Oil & Gas    All
               Marketing     Rental          Production   Others    Totals
March 31,
2003

Revenues from
external
customers      13,454,799      68,382        130,028        -0-   13,655,209

Other
revenue             -0-        -0-          -0-           50,628      50,628

Depreciation,
accretion and
amortization        -0-       5,912        873,556         3,334     882,802

Segment profit  (287,395)   (24,499)      (791,645)     (123,161) (1,226,700)

Segment
assets         8,208,385    237,871        837,260      1,896,528  11,180,044

Expenditures
for segment
assets              -0-        -0-         -  0-            41          41

        Revenue from segments below quantitative thresholds are the
Company's equity in earnings of its jointly-owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "All Others"

10. CONTINGENCIES

        In February 2003, the Company's marketing segment underdelivered a small percentage of its customers' natural gas requirements. As a result of abnormally high gas consumption with related production constraints, the local gas utility company, National Fuel Distribution Company ("NFDC") supplied the customers'
needs. The Company was invoiced $505,307 by NFDC for the underdelivered amount.
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
As of September 30, 2003, Vineyard was reporting the liability at the amount of
$254,621 and simultaneously reported a receivable from the pool producers associated with the charges. Settlement negotiations continued with Vineyard providing a partial good-faith payment in the amount of $150,000 reducing the liability at December 31, 2003 to $104,621.

        In January 2004, a final settlement was reached with all parties involved. A final payment of $104,621 was remitted by Vineyard and all amounts receivable from the "pooled" producers have been recovered. This matter is now closed.

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

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                          QUARTER ENDED MARCH 31, 2004

Material Changes in Financial Condition

        Overall, Vineyard Oil and Gas Company's cash position increased by $179,795 during the three-month period ended March 31, 2004. This is approximately 80% or
$736,859 less than the increase in cash for the same period in 2003 of $916,654.
Cash provided by operating activities for the first quarter of 2004 totaled
$195,375, down 78% from operating cash flow reported in 2003 of $906,410.
Increases in trade receivables resulted in a use of cash of $221,934 and
$2,599,410 for the three-month period in 2004 and 2003, respectively. Increases in trade payables increased cash in both periods, $225,078 and $3,944,172 for
2004 and 2003, respectively. Reduced prepaid expenses increased cash by $30,118 in 2004, compared with 2003, when increased prepaid expenses reduced cash by
$56,888.

        Net cash used in investing activities totaled $15,580 in the three months of 2004, compared with a source of cash in 2003 of $12,792 for the same period.
Capital expenditures reduced cash by $56,033 in 2004 and $41 in 2003. The expenditures in 2004 were associated with drilling operations on five oil wells.
Cash was increased in 2004 by $7,600, the total proceeds from the sale of three older vehicles. Finally, cash was increased in both periods from the distributions related to the Company's investment in a jointly-owned company
(Northern Pipeline), by $32,853 and $12,833 in 2004 and 2003, respectively.

        Cash flow from financing activities was $0 in 2004 and a $2,548 use of cash in 2003, directly related to payments on a capital lease. The vehicle associated with the capital lease was sold in 2003 and the capital lease obligation was paid in full, prior to the end of fiscal year 2003.

        Total revenues were $10,747,976 for the first three months of 2004, a
$2,957,861 or 22% reduction from revenue in 2003 of $13,705,837. The gas marketing business segment generates the largest share of this revenue. Gas marketing revenues were $10,640,093 in 2004 compared to $13,454,799 in 2003, a
$2,814,706 or 21% reduction, reflecting both price and quantity changes. In 2004, volume was 17% higher than volumes in 2003. However, the average price was approximately $1.00 less than prices in 2003. Lower average prices have had a more significant effect on revenues than fluctuations in volume.

        Well services revenue of $11,569 in 2004 increased modestly by $754 or 7%
from revenue levels in 2003 of $10,815.

        Production and Royalties revenue decreased by $85,665 or 65% to $46,363 in
2004. The reduction in revenue is related to the pending sale of the Company's existing wells. The buyer has agreed to operate the wells prior to closing and is entitled to all revenue as well as associated expenses. Vineyard retains the right to market the gas, thus transferring revenue from the wells into the marketing business segment.

        Equipment rental and service income was $0 in 2004, compared to $57,567 in
2003. Historically, this business segment has suffered negative margins. In 2003, management concentrated on controlling expenses. It became increasingly difficult to retain acceptable margins on proposed projects for this business segment to become profitable once again. Company personnel routinely involved with the operations of this segment were redirected into other segments. With revenues generated from this segment totaling less than 1%
of total revenues in 2003, the lack of revenues from this business segment had no material effect on the Company's financial performance. Other income made up the remaining total revenues and was $49,951 in 2004, down $677 or 1% from
$50,628 in 2003.

        Total costs directly associated with the above business segments were
$10,432,484 in 2004, a $3,482,503 or 25% reduction in expenses from the
$13,914,987 in 2003. Gas marketing expenses totaled $10,381,049 in 2004, down
$3,361,145 or 24% from marketing expenses of $13,742,194, in 2003. The quantity/price variations discussed above related to gas marketing revenues had the same effect on expenses.

        Well services expenses decreased from $29,999 in 2003 to $8,987 in 2004, a
$21,012 or 70% reduction, reflecting reduced personnel and vehicle costs associated with this business segment.

        Production expenses decreased in 2004 to $9,793, a $40,324 or 80% reduction from expenses of $50,117 for 2003. As mentioned earlier, a buyer of the
Company's existing wells is responsible for the operation of these wells prior to closing. Routine maintenance expenses normally associated with the production of the wells are not reflected in the 2004 totals.

        Equipment expenses were zero in 2004, compared with $56,970 in 2003. As mentioned earlier, Company resources previously associated with this business segment have been redirected elsewhere. Combined depreciation, amortization and accretion expense totaled $32,655 in 2004, a reduction of $3,052 or 9% from
$35,707 in 2003. This amount in 2003 reflects the current year 2003 amount of these expenses. The depreciation and accretion in 2003 related to the cumulative effects of adopting FAS#143 totaled $843,761 (see note 2 to the Condensed
Financial Statements, included elsewhere in this Report).

        General and administrative expenses totaled $153,090 in 2004, a $15,932 or
9% reduction from expenses in 2003 of $169,022. Management's effort to control expenses has resulted in a reduction in almost all accounts included in general and administrative expenses. Depreciation expense related to assets not directly related to the above business segments remained level at $3,334 for both 2004 and 2003 periods. The Company also reported no interest expense for the first three months of 2004 compared with $1,108 for 2003. Interest expense in 2003 was related to the capital lease obligation that was paid in full by year end.

        Working capital shows improvement in 2004 with current assets exceeding current liabilities by $1,132,599. Working capital at year end 2003 was
$979,004. Current assets increased in 2004 in comparison to 2003 year end by
$372,160, primarily reflecting increases in cash and accounts receivable. Fixed assets (net) increased by $38,226, reflecting an increase in oil and gas properties due to some drilling operations totaling $56,033, offset by the effects of the period's depreciation expense. Other assets totaled $312,100 in
2004, a decrease of $14,573 or 4% from the 2003 year end balance. Cash restricted for well plugging increased $335 representing interest earned for the period. Our investment in a jointly-owned company decreased by $14,908 or 20%
to $58,336 in 2004, reflecting the net effect of distributions received and reported income for the period.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the quarter ended March 31, 2004, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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