Form 10QSB
period 2004-06-30
VINEYARD OIL & GAS CO
filed 2005-12-23
CIK 777582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

                  For the quarterly period ended June 30, 2004

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

PART 1 - ITEM 1.              FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEETS

                           VINEYARD OIL & GAS COMPANY

                                                       June 30,     December 31,
                                                        2004            2003
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                 $2,466,883  $1,766,764
  Accounts receivable,net                               4,230,961   3,857,489
  Inventories, net                                         32,939      40,918
  Prepaid expenses                                         65,780     117,907
Total Current Assets                                    6,796,563   5,783,078

Property, Plant and Equipment
  Land and land improvements                              193,680     193,680
  Building and improvements                               271,397     267,659
  Oil and gas properties                                5,991,646   5,885,064
  Drilling and other equipment                            990,355   1,198,606
                                                        7,447,078   7,545,009

  Less accumulated depreciation                        (6,926,915) (7,115,632)
                                                          520,163     429,377
Other Assets
  Cash restricted for well plugging                       254,114     253,429
  Investment in jointly-owned company                      45,919      73,244
                                                          300,033     326,673
TOTAL ASSETS                                          $ 7,616,759  $6,539,128
                                                      ===========  ==========

The accompanying notes are an integral part of these condensed financial statements.

                                                       June 30,     December 31,
                                                       2004            2003
                                                      (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable
    Trade                                              $5,584,987   $4,598,986
    Production distribution payable                        40,005      172,685
  Accrued expenses                                         19,988       32,403
Total Current Liabilities                               5,644,980    4,804,074

Long-term Liabilities
 Asset retirement obligation                            1,069,884    1,038,972

Total Liabilities                                       6,714,864    5,843,046

Shareholders' Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at June 30, 2004 and December 31, 2003
  at stated value of $.05                                 266,278      266,278

  Additional paid-in capital                            4,965,430    4,965,430
                                                        5,231,708    5,231,708

  Retained earnings (deficit)                          (4,104,893)  (4,310,706)
                                                        1,216,815      921,002

  Less: cost of 67,944 shares held in treasury           (224,920)    (224,920)
                                                          901,895      696,082

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 7,616,759  $ 6,539,128
                                                      ===========  ===========

The accompanying notes are an integral part of these condensed financial statements.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2004 AND 2003
                           VINEYARD OIL & GAS COMPANY

                               3 Months    3 Months    6 Months    6 Months
                               Ended June  Ended June  Ended June  Ended June
                               30, 2004    30, 2003    30, 2004    30, 2003
Earned revenues
   Gas marketing             $ 8,901,822 $ 9,019,599  $19,541,915 $22,474,398
   Well services                   9,549      28,026       21,118      38,841
   Production and royalties       42,288     154,857       88,651     286,885
   Equipment rental                    -      19,379            -      76,946
                               8,953,659   9,221,861   19,651,684  22,877,070
Other Income
   Gain on sale of an asset        5,000           -       12,600           -
   Rent and other income          22,421      34,219       46,827      52,682
   Equity in earnings of
   jointly-owned company          17,014      24,362       34,959      56,527
                               8,998,094   9,280,442   19,746,070  22,986,279

Cost and Expenses
   Direct costs of
   earned revenues
     Gas marketing             8,756,637   8,916,181   19,137,686  22,658,375
     Well services                18,285      39,907       27,272      69,906
     Production                   13,134      38,387       22,927      88,504
     Equipment expenses                -      47,445            -     104,415
     Accretion expense            18,182      16,993       36,364      33,986
     Depreciation/amortization    14,965      18,588       29,438      37,302
                               8,821,203   9,077,501   19,253,687  22,992,488

   General and administrative    126,702     171,058      279,792     340,405
   Depreciation                    3,443       3,334        6,777       6,668
   Interest                            -         836            -       1,944
                               8,951,348   9,252,729   19,540,256  23,341,505

Net income (loss) before
cumulative effect of change
in accounting principle           46,746      27,713      205,814    (355,226)

Cumulative effect of change in
 accounting principle
         Depreciation                  -           -            -     275,691
         Accretion                     -           -            -     568,070
                                       -           -            -     843,761

Net income (loss) before
income taxes                      46,746      27,713      205,814  (1,198,987)

Income taxes (Note 3)                  -           -            -           -

Net income (loss)                 46,746      27,714      205,814  (1,198,987)

Basic earnings (loss)
per common share                   0.009       0.005        0.039      (0.225)

Diluted earnings (loss)
per common share                   0.009       0.005        0.039      (0.225)

The accompanying notes are an integral part of these condensed financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     VINEYARD OIL & GAS COMPANY (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                 3 Months    3 Months    6 Months    6 Months
                               Ended June  Ended June  Ended June  Ended June
                                 30, 2004    30, 2003    30, 2004    30, 2003
Cash flow from operating
activities:
Income (loss) from operations $  46,746  $   27,713  $  205,814 $(1,198,987)
Adjustments To Reconcile Net
Income to Net Cash Provided
By Operating Activities:
 Depreciation & amortization     18,408      21,922      36,215     319,661
 Accretion                       18,182      16,993      36,364     602,056
 Provision for losses on
 accounts receivable and
 inventories                     15,023      13,795      14,136      21,372
Gain on sale of property         (5,000)          -     (12,600)          -
Income from investment in
jointly-owned company           (17,014)    (24,362)    (34,959)    (56,527)
 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable         (165,675)  4,326,054    (387,609)  1,726,645
   Inventories                    7,979       2,024       7,979        (893)
   Prepaid expenses              22,009     153,664      52,127      96,776
   Accounts payable             628,241  (3,912,101)    853,320      32,071
   Accrued expenses              (5,903)      3,896     (12,415)     (6,167)
   Asset retirement
      obligation                 (5,453)          -      (5,453)          -

 Net cash provided by
 operating activities           557,543     629,598     752,919   1,536,007

Cash flow from investing
activities:
Capital expenditures            (70,965)          -    (126,999)        (41)
Proceeds from asset sale          5,000           -      12,600           -
Distributions from investment
in jointly-owned company         29,431      35,017      62,284      47,850

Net cash (used in) provided
by investing activities         (36,534)     35,017     (52,115)     47,809

Cash flow from financing
activities:
  Principal payments on
  borrowings                          -      (2,594)          -     (5,142)
Net cash (used in)
financing activities                  -      (2,594)          -     (5,142)

Increase in cash                521,009     662,021     700,804  1,578,674

Cash at beginning of period   2,199,988   1,781,306   2,020,193    864,652

Cash at end of period       $ 2,720,997  $2,443,327  $2,720,997 $2,443,326
                            ===========  ==========  ========== ==========

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Vineyard
Oil and Gas (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31,
2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2003.

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

        As a result of a review of the Company's periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange
Commission (the "Staff"), the Company restated its financial statements for the quarters ended March 31, 2003 and June 30, 2003 to expand its disclosure of the effects of adopting SFAS 143 as of January 1, 2003 and to recognize the effects of actual adoption of SFAS 143. The material unaudited affects of the adoption on those quarters was as follows:

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

                                                   June 30, 2003
                                               As
                                           Originally            As
                                            Reported          Restated
         Cummulative
         effect of accounting change             -0-        $        -0-

         Total Expenses                   23,296,915          24,185,265
         Net Income (Loss)                  (311,335)         (1,198,987)
         Earning (Loss) per share
                  Basic and diluted           (0.058)             (0.225)
         Total Assets                      7,197,317           7,313,952
         Total Liabilities                 6,160,632           6,770,597
         Total Shareholders' Equity        1,036,685             543,355

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

        Cash paid during the six month period ended June 30, for:

                                     2004          2003

                Interest             -0-           1,944
                Income taxes         -0-            -0-

        Cash consists of the following as of the dates indicated:

                                   June 30, 2004        December 31, 2003

     Cash in bank                    $2,466,883              $1,766,764
     Cash restricted for well
       plugging                         254,114                 253,429
                                     $2,720,997              $2,020,193

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

        The Company's segment profit or loss and assets are as follows:

              Gas                         Oil & Gas    All
              Marketing   Well Services   Production   Others    Totals
June 30,
2004

Revenues from
external
customers     19,541,915      21,118         88,651       -0-    19,651,684

Other
revenue            -0-         -0-            -0-        94,386      94,386

Depreciation,
accretion and
amortization       -0-         3,834         61,968       6,777      72,579

Segment (loss)
profit           404,229      (9,988)         3,756    (192,183)    205,814

Segment
assets         4,290,218     182,309        563,232   2,581,000   7,616,759

Expenditures
for segment
assets             -0-          -0-         106,582      20,417     126,999

                             Well Services
               Gas           and Equipment   Oil & Gas    All
               Marketing     Rental          Production   Others    Totals
June 30,
2003

Revenues from
external
customers      22,474,398     115,787        286,885        -0-   22,877,070

Other
revenue             -0-        -0-          -0-          109,209     109,209

Depreciation,
accretion and
amortization        -0-      11,698        903,351         6,668     921,717

Segment profit  (183,978)   (70,231)      (704,970)     (239,808) (1,198,987)

Segment
assets         3,887,591    304,365        673,415     2,448,581   7,313,952

Expenditures
for segment
assets              -0-        -0-           -0-              41          41

        Revenue from segments below quantitative thresholds are the Company's equity in earnings of its jointly-owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "All Others"

8. CONTINGENCIES

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

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                           QUARTER ENDED JUNE 30, 2004

Material Changes in Financial Condition

For the six months of operations, the Company had net income of $205,814 as of
June 30, 2004, an improvement of $1,404,801 over the net loss reported for the same period in 2003. This comparison is affected by the cumulative effect of a change in accounting principle reported in 2003, related to the reporting requirements of SFAS 143 (see Note 2 to the Condensed Financial Statements
included in Item 1 of this Report). Net income before the cumulative effect of the change in accounting principle increased $561,040 or 158% to $205,814 as of
June 30, 2004 compared with a net loss of $355,226 for the same period in 2003.
The improved operating performance in 2004 is due to costs decreasing more significantly than total revenues. The following will shed some light on how this happened.

Total revenues for the Company are derived from several different business segments that are explained in detail in the Notes to the Condensed Financial
Statements (see Note 7 to the Condensed Financial Statements included in Item 1 of this Report). Gas Marketing, by far the Company's largest segment, reported revenues of $19,541,915 for the six months ended June 30, 2004, a $2,932,483 or 13% decrease when compared to $22,474,398 total revenues for the comparative period in 2003. When comparing the three months ended June 30,
2004 to the same period in 2003, revenues declined $117,777 or 1%. Total revenues for this three month period were $8,901,822 and $9,019,599 for 2004 and 2003, respectively. Higher revenues in 2003 stem primarily from higher prices when compared to 2004. Higher market prices, especially in the early months of 2003, outweighed the lower volumes reported in 2003. Throughput for the six months of 2003 totaled 382,685 mcfs, or 45,409 mcfs lower than total throughput of 428,094 mcfs in 2004. Gas marketing costs totaled $19,137,686 for the six months ended June 30, 2004, dropping $3,520,689 or 16% from expenses reported for the same period in 2003 of $22,658,375. The results were similar with the decline a little more modest for the three months ended June 30, 2004. 2004 costs totaled $8,756,637, dropping $159,544 or 2% from the same three month period in
2003 which totaled $8,916,181. The Company's ability to control expenses by better predicting customer demand in 2004 becomes evident when margins are compared. For the six months ended June 30, 2004, the gas marketing business segment reported a margin of $404,229 or 2%. This shows significant improvement when compared to the same period in 2003, reporting a $183,978 loss or 1% negative margin. The results are once again similar but more modest for the three month period. The three months ended June 30, 2004 reported a margin of
$145,185 or 2%, a modest improvement over the three months ended June 30, 2003, which reported a positive margin of $103,418 or 1%.

The Well Services business segment generates revenue from well tending fees billed to owners of third party wells. Revenues for the six months ended June
30, 2004 totaled $21,118, down $17,723 or 46% from revenues for the same period in 2003, totaling $38,841. Well Service revenue for the three month period ended
June 30, 2004 totaled $9,549, down $18,477 or 66% from revenue reported for the same period in 2003 totaling $28,026. The drop in revenue is related to the pending sale, subject to shareholder approval, of the Company's existing wells.
Several third party wells are located nearby and utilize the same gathering systems as the Company's wells. The buyer's agreement to operate the wells prior to closing places the buyer in a

position to better maintain these certain third party wells, reducing our revenue. Vineyard retains the right to market the gas, therefore continuing to transfer this revenue into the gas marketing business segment. Expenses associated with Well Services totaled $27,272 for the six months ended June 30,
2004, down $42,634 or 61% from the $69,906 of expenses reported for the same period in 2003. For the three month period ended June 30, 2004, expenses were
$18,285, down $21,622 or 54% for the same three month period in 2003, which totaled $39,907. Comparing the margins for six months of operations, the 2004 margin of a negative $6,154 is a $24,911 or 80% improvement when compared to the negative margin of $31,065 reported for the six months ended June 30, 2003.

The equipment rental and service income business had no revenue in 2004, compared to $76,946 in revenue in the six months ended June 30, 2003.
Historically, this business has suffered negative margins. In 2003, management concentrated on controlling expenses. It became increasingly difficult to maintain acceptable margins on proposed projects for this business to become profitable once again. Company personnel routinely assigned to the operations of this business were redirected into other segments. With revenues generated from this business totaling less than 1% of total revenues in 2003, the lack of revenue from this business has had no effect on the Company's financial performance.

Production and royalties revenue totaled $88,651 for the six months ended June
30, 2004, a $198,234 or 69% reduction in revenues from the same period in 2003 of $286,885. The three month period suffered a similar revenue loss. The three months ended June 30, 2004 reported $42,288 in production and royalties revenue, down $112,569 or 73% from revenues for the same three month period in 2003 of
$154,857. As mentioned before, the reduction in revenue is related to the pending sale of the Company's existing wells. The buyer has agreed to operate the wells prior to closing and is entitled to all revenue as well as associated expenses. Vineyard retains the right to market the gas, therefore transferring revenue from the wells into the gas marketing business segment. Expenses totaled
$22,927 for the six months ended June 30, 2004, down by $65,577 or 74% when compared to $88,504 in expenses for the same period in 2003. Depreciation, amortization and accretion expense related to production totaled $65,802 for the six months ended June 30, 2004. These expenses are down $5,486 when compared to totals for the same period in 2003 of $71,288. Also, these expenses reported additional amounts in 2003 related to the cumulative effect of a change in accounting principle. These amounts totaled $843,761 in 2003.

Other income totaled $94,386 for the six months ended June 30, 2004, down
$14,823 or 14% from $109,209 reported for the same period in 2003. The three month period reflected a similar comparison. For the three months ended June 30,
2004, revenues were $44,435, down $14,146 or 24% from revenues for the same period in 2003 of $58,581.

General and administrative expenses continue to show reduction in both periods.
For the six months ended June 30, 2004, expenses of $279,792 were down $60,613 or 18% from the same period in 2003 of $340,405. For the three months ended June
30, 2004, general and administrative expenses of $126,702 were down by $44,356 or 26% when compared to expenses in the same period in 2003 of $171,058.
Management's effort to control expenses has resulted in reduction in almost all accounts included in general and administrative expenses. Also, the Company reported no interest expense in the

first six months of 2004 compared to $1,944 reported for the same period in
2003. Interest expense in 2003 was related to a capital lease obligation that was paid in full by year end 2003.

Working capital continues to show improvement in 2004 with current assets exceeding current liabilities by $1,151,583. Compared to working capital at year end 2003 of $979,004, this shows a $172,579 or 18% improvement. Current assets totaled $6,796,563, up $1,013,485 or 18% from year end balances of $5,783,078.
Increases in cash and accounts receivable are responsible for the increase in current assets. Net fixed assets totaled $520,163 at June 30, 2004, a $90,786 increase over net fixed assets at year end of $429,377. Capital expenditures related to drilling new oil wells are responsible for the majority of the increase. Other assets totaled $300,033, down $26,640 or 8% from year end balances of $326,673. The reduction in other assets was due to a decline in the investment balance related to the Company's 45% ownership in Northern Pipeline,
LLC.

Current liabilities as of June 30, 2004 totaled $5,644,980 increasing $840,906 or 18% over year end balances of $4,804,074, reflecting an increase in trade payables of $986,001, offset by reductions of $132,680 in production distribution payable and $12,415 in accrued expenses. The only long term liability reported was the asset retirement obligation of $1,069,884, up $30,912 from the year end balance of 1,038,972.

Overall, the Company's cash position has remained positive in all periods reported. Net cash provided by operating activities totaled $752,919 for the six months ended June 30, 2004. The biggest effects on cash flow from operations come from trade payables and receivables. For the six months of 2004, trade receivables and payables both increased, resulting in a net increase to cash of
$465,711. For the same period in 2003, trade receivables decreased and trade payables increased, with a net result of a $1,758,716 increase in cash, the main reason that June 30, 2003 reported a net cash flow from operations of
$1,536,007.

Cash flow from investing activities was negative in both reporting periods in
2004, primarily due to increased capital expenditures. Distributions from the
Company's investment in Northern Pipeline, LLC. was the main reason for positive cash flow in the two comparable periods for 2003.

In summary, as mentioned above, all reporting periods reflected positive cash flow. The first six months of operations in 2004 produced a $700,804 increase in cash, of which $521,009 occurred in the three months ended June 30, 2004.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the quarter ended June 30, 2004, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        NOT APPLICABLE

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
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