Form 10QSB
period 2004-09-30
VINEYARD OIL & GAS CO
filed 2005-12-23
CIK 777582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

               For the quarterly period ended September 30, 2004

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

PART 1 - ITEM 1.              FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEETS
                           VINEYARD OIL & GAS COMPANY

                                                 September 30,   December 31,
                                                 2004            2003
                                                (unaudited)
ASSETS
Current Assets
  Cash                                         $ 2,309,380     $ 1,766,764
  Accounts receivable,net                        3,520,560       3,857,489
  Inventories, net                                  29,607          40,918
  Prepaid expenses                                  97,772         117,907
Total Current Assets                             5,957,319       5,783,078

Property, Plant and Equipment
  Land and land improvements                       193,680         193,680
  Building and improvements                        271,397         267,659
  Oil and gas properties                         6,300,013       5,885,064
  Drilling and other equipment                     847,509       1,198,606
                                                 7,612,599       7,545,009

  Less accumulated depreciation                 (6,791,730)     (7,115,632)
                                                   820,869         429,377

Other Assets
  Cash restricted for well plugging                306,934         253,429
  Investment in jointly-owned company               79,320          73,244
                                                   386,254         326,673

TOTAL ASSETS                                   $ 7,164,442     $ 6,539,128
                                               ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                                                 September 30,   December 31,
                                                 2004            2003
                                                (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable
    Trade                                      $ 5,080,061      $ 4,598,986
    Production distribution payable                 11,935          172,685
  Accrued expenses                                  23,997           32,403
Total Current Liabilities                        5,115,993        4,804,074

Long-term Liabilities
 Asset retirement obligation                     1,087,379        1,038,972

Total Liabilities                                6,203,372        5,843,046

Shareholders' Equity
  Common Stock, authorized 15,000,000 shares
  without par value, issued 5,325,562.5 shares
  at September 30, 2004 and December 31, 2003
  at stated value of $.05                          266,278          266,278

  Additional paid-in capital                     4,965,430        4,965,430
                                                 5,231,708        5,231,708

  Retained earnings (deficit)                   (4,045,718)      (4,310,706)
                                                 1,185,990          921,002

  Less: cost of 67,944 shares held in treasury    (224,920)        (224,920)
                                                   961,070          696,082

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 7,164,442      $ 6,539,128
                                               ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 2004 AND 2003
                           VINEYARD OIL & GAS COMPANY

                                3 Months    3 Months    9 Months    9 Months
                                   Ended       Ended       Ended       Ended
                               September   September   September   September
                                30, 2004    30, 2003    30, 2004    30, 2003
Earned revenues
   Gas marketing             $ 9,339,596 $ 7,736,918  $28,881,511 $30,211,315
   Well services                   9,668      22,930       30,786      61,771
   Production and royalties       82,309     138,737      170,960     423,861
   Equipment rental                    -       5,304            -      81,980
                               9,431,573   7,903,619   29,083,257  30,778,927
Other Income
   Gain on sale of an asset       35,700           -       48,300           -
   Rent and other income          30,581      24,802       77,408      79,245
   Equity in earnings of
   jointly-owned company          17,583      25,834       52,542      82,361
                               9,515,437   7,954,254   29,261,507  30,940,533

Cost and Expenses
   Direct costs of
   earned revenues
     Gas marketing             9,275,769   7,627,370   28,413,454  30,285,745
     Well services                12,070      27,836       39,342      97,742
     Production                    8,534      41,301       31,461     129,805
     Equipment expenses                -      23,040            -     127,455
     Accretion expense            18,182      16,993       54,546      50,979
     Depreciation/amortization    15,094      18,589       44,532      55,891
                               9,329,649   7,755,129   28,583,335  30,747,617

   General and administrative    123,072     192,120      402,864     532,525
   Depreciation                    3,541       3,334       10,318      10,002
   Interest                            -         792            -       2,736
                               9,456,262   7,951,375   28,996,517  31,292,880

Net income (loss) before
cumulative effect of change
in accounting principle           59,175       2,879      264,990    (352,346)

Cumulative effect of change in
 accounting principle
         Depreciation                  -           -            -     275,691
         Accretion                     -           -            -     568,070
                                       -           -            -     843,761
Net income (loss) before
 income taxes                     59,175       2,879      264,990  (1,196,108)

Income taxes (Note 3)                  -           -            -           -

Net income (loss)                 59,175       2,879      264,990  (1,196,108)

Basic earnings (loss)
per common share                   0.011       0.001        0.050      (0.225)

Diluted earnings (loss)
per common share                   0.011       0.001        0.050      (0.225)

The accompanying notes are an integral part of these condensed financial statements.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     VINEYARD OIL & GAS COMPANY (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                 3 Months    3 Months    9 Months    9 Months
                                    Ended       Ended       Ended       Ended
                                September   September   September   September
Cash flow from operating         30, 2004    30, 2003    30, 2004    30, 2003
activities:
Income (loss) from operations   $  59,175  $    2,879  $  264,990 $(1,196,108)
Adjustments To Reconcile Net
Income to Net Cash Provided
By Operating Activities:
 Depreciation & amortization       18,635      21,923      54,850     341,584
 Accretion                         18,182      16,993      54,546     619,049
 Provision for losses on
 accounts receivable and
 inventories                     (124,725)     24,668    (110,589)     46,040
Gain on sale of property          (35,700)          -     (48,300)          -
Income from investment in
 jointly-owned company            (17,583)    (25,834)    (52,542)    (82,361)
 Changes in operating assets
 and liabilities providing
 (using) cash:
   Accounts receivable            835,126     788,723     447,518   2,515,368
   Inventories                      3,332         585      11,311        (308)
   Prepaid expenses               (31,992)    (27,720)     20,135      69,056
   Accounts payable              (532,993)   (907,987)    320,325    (875,916)
   Accrued expenses                 4,009     (16,625)     (8,406)    (22,792)
   Asset retirement obligation       (687)          -      (6,140)          -

 Net cash provided by (used in)
 operating activities             194,779    (122,395)    947,698   1,413,612

Cash flow from investing activities:
Capital expenditures             (319,344)          -    (446,343)        (41)
Proceeds from asset sale           35,700           -      48,300           -
Distributions from investment
 in jointly-owned company         (15,818)     28,396      46,466      76,246

Net cash (used in) provided
 by investing activities         (299,462)     28,396    (351,577)     76,205

Cash flow from financing
activities:
  Principal payments on
  borrowings                            -      (2,641)          -      (7,783)

Net cash (used in)
financing activities                    -      (2,641)          -      (7,783)

Increase (decrease) in cash      (104,683)    (96,640)    596,121   1,482,034
Cash at beginning of period     2,720,997   2,443,327   2,020,193     864,652

Cash at end of period         $ 2,616,314  $2,346,687  $2,616,314  $2,346,686
                              ============ =========== =========== ===========

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements of Vineyard
Oil and Gas (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31,
2004. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2003.

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

        As a result of a review of the Company's periodic filings by the staff of the Division of Corporation Finance of the U.S. Securities and Exchange
Commission (the "Staff"), the Company restated its financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 to expand its disclosure of the effects of adopting SFAS 143 as of January 1, 2003 and to recognize the effects of the actual adoption of SFAS 143. The material unaudited affects of the adoption on those quarters were as follows:

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

                                                September 30, 2003
                                              As
                                          Originally            As
                                           Reported          restated
         Cummulative
         effect of accounting change            -0-         $        -0-

         Total Expenses                  31,225,995           32,136,316
         Net Income (Loss)                 (286,459)          (1,196,108)
         Earning (Loss) per share
                  Basic and diluted          (0.054)              (0.225)
         Total Assets                     6,295,237            6,406,570
         Total Liabilities                5,233,677            5,860,337
         Total Shareholders' Equity       1,061,560              546,233

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

4. INCOME TAX

        No federal income tax was due or paid during the periods ended September
30, 2004, and 2003, due to available operating loss carry forwards.

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

        Cash paid during the nine month period ended September 30, for:

                                     2004          2003

                Interest             -0-           2,736
                Income taxes         -0-            -0-

        Cash consists of the following as of the dates indicated:

                                  September 30, 2004      December 31, 2003

     Cash in bank                    $2,309,380              $1,766,764
     Cash restricted for well
       plugging                         306,934                 253,429
                                     $2,616,314              $2,020,193

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

        The Company's segment profit or loss and assets are as follows:

               Gas                         Oil & Gas    All
               Marketing   Well Services   Production   Others    Totals
September 30,
2004

Revenues from
external
customers     28,881,511      30,786        170,960       -0-    29,083,257

Other
revenue            -0-         -0-            -0-       178,250     178,250

Depreciation,
accretion and
amortization       -0-         6,127         92,951      10,318     109,396

Segment (loss)
profit           468,057     (14,683)        46,548    (234,932)    264,990

Segment
assets         3,584,033     217,966        955,863    2,406,580  7,164,442

Expenditures
for segment
assets             -0-          -0-         414,950       31,393    446,343

                             Well Services
               Gas           and Equipment   Oil & Gas    All
               Marketing     Rental          Production   Others    Totals
September 30,
2003

Revenues from
external
customers      30,211,315     143,751        423,861       -0-    30,788,927

Other
revenue             -0-        -0-          -0-          161,606     161,606

Depreciation,
accretion and
amortization        -0-      17,485        933,146        10,002     960,633

Segment profit   (74,430)   (98,931)      (637,329)     (385,418) (1,196,108)

Segment
assets         3,263,456    213,354        594,843     2,334,917   6,406,570

Expenditures
for segment
assets              -0-        -0-            41            -0-          41

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

ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                        QUARTER ENDED SEPTEMBER 30, 2004

Material Changes in Financial Condition

For the nine months of operations, the Company had net income of $264,990 as of
September 30, 2004, an improvement of $1,461,098 over the net loss reported for the same period in 2003. This comparison is affected by the cumulative effect of a change in accounting principle reported in 2003, related to the reporting requirements of SFAS 143 (see Note 2 to the Condensed Financial Statements
included in Item 1 of this Report). Net income before the cumulative effect of the change in accounting principle increased $617,336 or 175% to $264,990 as of
September 30, 2004, compared with a net loss of $352,346 for the same period in
2003. The continued improvement in operating performance for 2004 is due to costs decreasing more significantly than total revenues. The following will shed some light on how this happened.

Revenues from the largest business segment, Gas Marketing, for the nine months of 2004 were $28,881,511, down $1,329,804 or 4% from $30,211,315 for the same nine month period in 2003. For the three month period ended September 30, 2004,
Gas Marketing revenues totaled $9,339,596, a $1,602,678 or 21% increase over the same three month period in 2003 revenues of $7,736,918. For the nine month period for 2004, gas marketing costs of $28,413,454, were down $1,872,291 or 6%
from costs for the same nine month period in 2003 of $30,285,745. Gas marketing costs for the three month period ended September 30, 2004 were $9,275,769, up
$1,648,399 or 22% from the same period in 2003. As a result, Gas Marketing profit margin was $468,057 for the nine months ended September 30, 2004, a significant improvement over results for the same nine month period in 2003, a negative margin of $74,430. Gas Marketing's improvement in 2004 over the prior year is related to the Company's improved ability to control expenses. Early in
2003, unexpected demand required the Company to purchase gas at above normal prices causing significant increases in Gas Marketing costs. Better control throughout 2004 has resulted in improved margins for this segment in general.

Well Services revenue lost ground in 2004, reporting revenue of $30,786 for the first nine months of operations. This is down $30,985 or 50% from revenue levels for the same period in 2003 of $61,771. When comparing revenue levels for the three month periods ended September 30th, the same trends are evident. 2004 revenue totaled $9,668, down $13,262 or 58% when compared to the revenue for the same three month period in 2003 of $22,930. This business segment generates revenue almost entirely by well tending fees collected from the owners of third party wells. The reduction in revenue is related to the pending sale of the
Company's existing wells. Several third party wells are located nearby and utilize the same gathering systems as the Company's wells. The buyer's agreement to operate the wells prior to closing places the buyer in a position to better maintain these third party wells, reducing our revenue. Vineyard retains the right to market the gas, therefore continuing to transfer this revenue into the
Gas Marketing business segment. Well Service costs are showing the same trends and downturns as the related

revenue levels. In 2004, costs totaled $39,342, down $58,400 or 60% when compared to the same nine month period in 2003 of $97,742. For the three month period of 2004, costs were $12,070, declining $15,766 or 57% when compared to the same period in 2003 of $27,836. Although, the margin for this business segment shows improvement, it remains negative. The margin for nine months of operations in 2004 totaled a negative $8,556, down from the negative margin reported in 2003 of $35,971. Operating results for the three month period ended
September 30th were similar. The 2004 margin was a negative $2,402, showing improvement when compared to the same three month period in 2003, which was a negative $4,906. Management plans to continue this improvement by controlling expenses and improving efficiencies within this segment. Revenue growth is possible with additional maintenance contracts. Management is also cognizant of the fact that these maintenance contracts, in most cases, "piggyback" a marketing contract, generating margin for the Gas Marketing business segment, resulting in an overall profitable business relationship with the third party involved.

Production revenues totaled $170,960 in 2004, down $252,901 or 60% from revenue levels for the same nine month period in 2003, which totaled $423,861. For the three month period ended September 30, 2004, revenues totaled $82,309, down
$56,428 or 41% from the same three month period in 2003. Comparable trends are evident with production expenses. Production expenses totaled $31,461 for the nine month period in 2004, down $98,344 or 76% from expenses in 2003 of
$129,805. Similarly, production expenses dropped $32,767 or 79% for the three month period to $8,534 and $41,301 for 2004 and 2003, respectively. Comparing the results, profit margins suffered a decline in 2004 when compared to 2003.
However, the margins did remain profitable. For the nine months ended September
30, 2004, production reported a positive margin of $139,499, down $154,557 from the margin reported for the same period in 2003 of $294,056. The three month period ended September 30, 2004 had a positive margin of $73,775, down $23,661 from the prior year margin of $97,436. As mentioned before, the reduction in revenue/margin is related to the pending sale of the Company's existing wells.
The buyer has agreed to operate the wells prior to closing and is entitled to all revenue as well as associated expenses. Vineyard retains the right to market the gas, therefore transferring revenue from the wells into the Gas Marketing business segment.

The equipment rental and service income business had no revenue in 2004, compared to $81,980 in revenue generated in the nine months ended September 30,
2003. Historically, this business has suffered negative margins. In 2003, management concentrated on controlling expenses. It became increasingly difficult to maintain acceptable margins on proposed projects for this business to become profitable once again. Personnel routinely assigned to the operations of this segment were redirected into other business segments. With revenues generated from this segment totaling less than 1% of total revenues in 2003, the lack of revenue from this business has had no effect on the Company's financial performance.

Other income consists of three separate items. Gains on the sale of assets totaled $48,300 for the nine month period in 2004. There were no comparable sales in 2003. The sales consisted of older vehicles, fully depreciated and not essential to the Company's daily operations. Of this gain, $35,700 was reported in the three month period ended September 30, 2004, the balance of the sales, totaling $12,600, occurring prior to the third quarter of 2004. Rent and other income totaled $77,408 in 2004, down $1,837 or 2% from revenue levels in 2003.
Rental revenue is related to several

residential and non-residential properties owned by the Company. Interest income on several money market accounts is also reported in this category. The
Company's rental properties have remained fully occupied for some time, resulting in little fluctuation in the revenue levels. Rent and other income gained ground in 2004 when comparing the three month period with the prior year.
2004 revenues of $30,581 were up $5,779 or 23% from the same period in 2003 of
$24,802. The last item in the Other Income category is Equity in earnings of a jointly-owned company (Northern Pipeline, LLC.). Income from this investment was
$52,542, down $29,819 or 36% from the prior year of $82,361 for the nine month period. For the three month period, income was $17,583 in 2004, down $8,251 or
32% from the same period in 2003 totaling $25,834. Northern Pipeline generates transportation revenue from producers transporting natural gas on Northern's pipeline. Vineyard owns 45% of Northern Pipeline. Reduced volume and higher pipeline expenses in 2004 resulted in lower operating performance for Northern.
Increased maintenance was necessary on the pipeline; however, expenses should return to normal levels in early 2005. Management also expects increased volumes in 2005, both of which should improve the operating performance of Northern
Pipeline.

Depreciation/amortization expense totaled $54,850 for the first nine months of
2004. Compared to $65,893 for the same period in 2003, depreciation decreased
$11,043 or 17% in the current year. The three month period in 2004 totaled
$18,635, down $3,288 or 15% from the same period in 2003 of $21,923. It is typical for depreciation expense to decline over the life of an asset. All of the assets that were sold in the current year were fully depreciated, having no effect on depreciation expense.

General and administrative expenses totaled $402,864 for the first nine months of 2004, down $129,661 or 24% from the same period in 2003 which totaled
$532,525. Reporting similar trends, the three month period for 2004 totaled
$123,072, down $69,048 or 36% from $192,120, the total for the same period in 2003. Also, the Company reported no interest expense in 2004 compared to $2,736 in interest expense for the first nine months of 2003. As expressed in earlier reporting, management has increased efforts in 2004 to control expenses.
These increased efforts have been successful, evidenced by the double-digit percentage decreases in expenses when compared to the prior year. Decreases have been reported in almost all of general and administrative expenses.
Management plans to continue efforts to control expenses in the future, understanding that this control may result in maintaining current expense levels in the future, as further reductions may not be feasible while maintaining the current operational level.

Working capital has remained positive throughout 2004 and was $841,326 at
September 30, 2004. Compared to 2003 year end balances, working capital has decreased $137,678 from the balance of $979,004 at year end. Comparing current assets, 2004 balances at September 30th are $174,241 higher than balances reported at year end. The slight increase is primarily due to higher cash balances in 2004. Current liabilities increased in 2004 by $311,919, primarily due to increases in trade payables.

Net fixed assets increased $391,492 to a balance of $820,869 as of September 30,
2004. The increase in fixed assets is predominately due to capital expenditures related to drilling operations. In 2004, these operations resulted in five wells capable of producing oil and natural gas. Production on these wells commenced in the fourth quarter of 2004.

Long term liabilities consisted entirely of the Company's asset retirement obligation, which increased $48,407 in 2004 over the year end balance to total
$1,087,379 at September 30, 2004. The increase is related to the combination of accretion of the liability and a slight decrease in the liability, the result of plugging operations finalized on one natural gas well in 2004.

Overall, cash increased by $596,121 for the nine months ended September 30,
2004. Net cash provided from operations totaled $947,698 for the same period, down considerably from the prior year. The most significant change is related to trade receivables. In 2003, a reduction in trade receivables during the nine month period generated $2,515,368 in cash flow. The same nine month period in
2004 generated $447,518.

Capital expenditures also had a significant impact on cash flows in the current year. Nine months in 2004 generated a use of cash totaling $446,343, of which
$319,344 was reported in the three month period ended September 30, 2004. These expenditures are related to drilling operations, which occurred primarily in the
2nd and 3rd quarter of 2004. There were no comparable expenditures in 2003.

ITEM 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. During the quarter ended September 30,2004, there have been no changes in the Company's internal controls over financial reporting, identified in connection with our evaluation thereof that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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