Form 10KSB
period 2004-12-31
VINEYARD OIL & GAS CO
filed 2005-12-29
CIK 777582

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes ___  No  X

State issuer's revenues for its most recent fiscal year:  $39,730,351

As of December 22, 2005, there were 5,325,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of the Registrant on that date is unknown. The Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

Documents Incorporated By Reference
None.

                                TABLE OF CONTENTS

ITEM                                                             PAGE

PART I

1. DESCRIPTION OF BUSINESS                                          3

2. DESCRIPTION OF PROPERTY                                          6

3. LEGAL PROCEEDINGS                                               10

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             10

PART II

5. MARKET FOR COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS                                            10

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       10

7. FINANCIAL STATEMENTS                                            17

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
    AND FINANCIAL DISCLOSURE                                       17

8A. CONTROLS AND PROCEDURES                                        17

8B. OTHER INFORMATION                                              17

PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
   OF THE REGISTRANT                                               18

10. EXECUTIVE COMPENSATION                                         21

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT                                                    21

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 22

13. EXHIBITS                                                       22

14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                         23

SIGNATURES                                                         23

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES                        25

EXHIBITS                                                           45

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

At present, Vineyard has no subsidiaries.  The Company is however, a 45%
owner of Northern Pipeline, a Limited Liability Company that gathers and markets gas for third party producers.  See investment in jointly-owned company in Note D to the financial statements as of December 31, 2004, included in this Form 10-KSB.

Vineyard was incorporated under the laws of Pennsylvania in November 1978.
Its principal executive office is at 10299 West Main Road, North East, PA.
16428, with a telephone number of (814) 725-8742.
(e-mail address steve@vogmarketing.com)

Further information concerning the industry segments of the Registrant can be found in Note F, to the financial statements as of December 31, 2004, included in this Form 10-KSB.

NARRATIVE DESCRIPTION OF BUSINESS DURING FISCAL 2004

Exploration and Development Activities

In 2004, Vineyard commenced drilling operations once again, deepening five existing wells in McKean County, Pennsylvania. All five sites have been successful and started producing oil in September 2004. The Company will continue exploring more possibilities for exploration and development of natural gas and oil during the year 2005.

The Company retains the ability to engage in all phases of drilling and completion of wells, other than the actual drilling.

Operation of Oil and Gas Wells

Historically, the Company has operated 164 gas wells and 13 oil wells on behalf of itself and Limited Partnerships, as well as operating 33 wells for third parties. Such operations have primarily been in New York and Pennsylvania. In
2004, the Company entered into two agreements to sell certain gas wells to unrelated entities, subject to the approval of Vineyard's shareholders, which has not yet been obtained. Since the dates the Company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations.

Management of Investment Partnerships

In prior years, the Company was the General Partner of four Limited Partnerships for which it maintained all books, records and annually provided appropriate tax information. In 2004, the Company closed all four partnerships with the assets of the partnerships reverting back to the Company. Any ownership interest of the limited partners was liquidated and distributed effective December 31, 2004.

Revenue from Activities

The total revenue contributed by each of the various activities of the Company for the last two fiscal years is set forth in the Income Statement included in this report.

Sources and Availability of Raw Materials

The Company performed drilling operations on five wells in 2004. The equipment and labor needed for this project was supplied by the Company or contracted from third parties. Both plastic and steel pipe products were readily available throughout the year and should continue to be available in 2005. The Company is cognizant, however, that the oil and gas industry is subject to tremendous flux and a sudden increase in prices could result in shortages.

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

Major Customers

See Related Party Transactions, Business Segment Information, and Major
Customers and Suppliers contained in Notes E, F and H, respectively to the
Financial Statements as of December 31, 2004, included in this Form 10-KSB.

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
To help offset the impact of these factors, during the early 1980's, the Company began to market its gas as well as that of other producers directly to end-users and to broker gas via spot deals with suppliers and end-users. This portion of
Vineyard's business has grown to higher levels and has become the most significant part of the Company's over-all business.

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

Employees

On December 31, 2004, the Company had 10 full-time employees. None of Vineyard's employees are presently represented by a union for collective bargaining purposes.

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

Barrels (Bbls.):                        Equal to 42 U.S. gallons and
                                        represents the basic unit for
                                        measuring oil production.

Mcf:                                    Equal to the volume of 1,000 cubic
                                        feet of natural gas under
                                        prescribed conditions of pressure
                                        and temperature and represents the
                                        basic unit for measuring natural
                                        gas.

Significant Properties

As of December 31, 2004, the Company had no individual interests in an oil and gas property that accounted for more than 10% of the Company's proved developed oil or gas reserves.

Oil and Gas Reserve Information

See Proved Reserves Table included in Note J (unaudited) to the Financial
Statements as of December 31, 2004, included in this Form 10-KSB

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
For further information, see Note J to the Financial Statements as of December
31, 2004, included in this Form 10-KSB.

                                        2004           2003
GAS (Mcfs)                             20,873        134,043
OIL (barrels)                           4,461          2,036

Average Annual Sales Prices and Production Costs

The following table sets forth the average annual sales price per unit of oil and gas produced by the Company, including its proportional interest in the production of Partnerships.

                                     2004     2003
Average Annual Sales Price
per Unit of Gas (mcf)                $5.21    $4.02

Average Annual Sales Price
per Unit of Oil (barrel)            $45.30   $27.71

Equivalent Average Annual Production Cost

                                     2004     2003

Gas (per mcf)                       $1.45     $1.40
Oil (per barrel)                   $12.81    $12.26

Oil and Gas Wells

The following table sets forth information as of December 31, 2004, regarding the Company's productive oil and gas wells.

                             Gross Wells            Net Wells

Gas Wells                         2                  43.75
Oil Wells                        10                   8.0

Acreage

The following table sets forth information as of December 31, 2004, regarding the Company's developed and undeveloped oil and gas acreage.

LEASEHOLD ACREAGE
                                       Gross Acreage        Net Acreage
Developed Natural Gas Acreage                 -0-                 -0-
Undeveloped Natural Gas Acreage               -0-                 -0-
Developed Oil Acreage                         -0-                 -0-
Undeveloped Oil Acreage                       -0-                 -0-

At the time the Company was involved in the exploration and development of natural gas wells (in the late 1970's and 1980's), the acreage needed to explore and produce these wells was secured by lease agreements with the property/mineral owners. One provision of the lease agreements involved the payment of "delayed rentals" to compensate the landowner until the wells were actually drilled. These delayed rentals typically cost the Company between $2.00 and $5.00 per acre per year. Due to the fact that the Company has drilled wells on all of its active leases, there are no further delayed rental obligations currently being paid or pending. The lack of drilling activity in recent years has resulted in large amounts of undeveloped acreage being freed from the obligations of oil and gas leases. The Company currently has undrilled locations on acreage held for production and is confident that, if it becomes economically advantageous to increase drilling activity, it can acquire additional acreage to meet its needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2004.

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

Number of Holders of Common Stock

As of December 31, 2004, the stock ledger of the Registrant indicated that there were 1,019 shareholders of its common stock.

Dividends

The Company did not declare or pay a dividend during fiscal 2004. The Board of
Directors does not anticipate paying or declaring a dividend during fiscal 2005 or in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overall, 2004 was an exceptional year for the Company. The Company has continued
to improve gas marketing, resulting in increased margins. Secondly, the Company has matured internally by improving its operations and increasing efficiency, while realizing success with its exploration efforts and drilling operations.

In 2004, we continued to refine our business strategies and emphasize the business segments. As examples, resources typically used in the equipment rental segment were redistributed to production, allowing the Company success with its current year drilling operations. Additionally, we executed agreements to sell the Company's oil & gas properties. Upon consummation of the sales (which require shareholder approval), the Company will increase funds available for continued exploration in the near future. While improving the Company's oil &
gas production, management has continued its efforts to enhance gas marketing, the Company largest business segment. Management believes that continued growth in both production and marketing will position the Company for the future and the strategy of a balance between marketing and production will allow the
Company to efficiently utilize its long established resources and knowledge and adapt to the continuing changes ahead.

Both natural gas and oil production fluctuated in 2004, primarily from the changes noted to the Company's production strategy. Natural gas production totaled 20,873 Mcfs in 2004, decreasing 113,170 Mcfs or 84% from the prior year total of 134,043 Mcfs. All of the Company's oil and gas properties dating back to the late 1970's were sold in 2004 when the Company entered into two agreements to sell its oil and gas wells to unrelated entities. Since the dates the Company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations. Assuming the sales are consummated (which requires shareholder approval, which has not yet been obtained) the Company expects to recognize gains of approximately $574,000. The funds to be received will enable the Company to move forward with its exploratory and drilling efforts. Oil production increased in 2004, totaling 4,461 barrels, up 2,425 barrels or 119%
from 2,036 barrels produced in 2003. The majority of the increase is related to new production in 2004.

Total throughput volume remained relatively level in 2004 (4,494,378 Dths) in comparison to 2003 (4,253,910 Dths). Throughput measurement has been changed to record and compare only "downstream" gas sales. Pricing was a great deal more consistent in 2004 than the prior year. The high/low spread in 2004 was $2.894, significantly lower then the spread in 2003 of $4.703. Even though fluctuations were less evident in 2004, the average price was $6.138, $0.75 higher than the
2003 average of $5.388.

In financial terms, 2004 reflected considerable improvement over the prior year.
Net income was $137,719 in 2004, a $340,218 or 168% improvement over 2003's reported net loss of $202,499. The net loss in 2003 is prior to the cumulative effect of a change in accounting principle. There were some fluctuations in the business segment gross margins, with significant improvement in the gas marketing segment. This was responsible for the majority of the Company's overall improvement. The production gross margin decreased, primarily due to new production not coming online until third quarter of the fiscal year, in combination with the loss of revenue from the oil and gas properties held for sale. As more production comes online in 2005, management believes that production revenue from new properties will surpass historical production levels from the properties sold. General and administrative expenses continued to trend downward, coming in 18% under expense levels in 2003. Process improvement has increased efficiency allowing the Company to better control expenses. The staff's level of expertise has never been higher and is certainly attributable to the Company's success.

In summary, business strategies envisioned in 2003 became reality in 2004.
Management's business knowledge and insight to position the Company towards oil and gas exploration materialized early in 2004 and continues in the near future.
Drilling operations have been successful in increasing the Company's oil production and management remains dedicated to maximizing profits with a well-balanced production and marketing portfolio.

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
Normally, gains or losses are not recognized upon the disposition of oil and gas properties. Sales proceeds are credited to the carrying value of the properties.
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

Liquidity and Capital Resources

One of the Company's principal sources of liquidity is operating cash flow, which is generated primarily a result of buying and selling natural gas. Because these sales are done using contracts that specify the amount of volume and related pricing, the Company can gauge, with reasonable certainty, that sufficient sales will take place and that demand for the Company's service will remain at levels to assure liquidity. Annual contracts with end users as well as producers, limit risks of short term liquidity issues. With no long term contracts in place, it does open exposure to long term issues. However,
Vineyards' long term business relationship with the majority of its end users and producers, coupled with our competitive pricing, has continued to minimize our exposure to these issues.

Comparative Results of Operations

Total revenues of $39,730,351 in 2004 remained relatively flat in comparison with 2003, increasing $610,180 or 2% over the prior year of total $39,120,171.

Our gas marketing business segment makes up the majority of this revenue, responsible for 98% of total revenue in 2004. Gas marketing revenue totaled
$39,134,922, up $986,300 from the prior year. This equates to a modest 2.6%
increase in revenue when compared to gas marketing revenue of $38,148,622 in
2003. The reason for the increase in the current year is two-fold, increased volume and increased price. Comparing market price (Nymex) for the two years, price was higher in every month of 2004 with the exception of the month of
March. On average, the increase was $0.75 for the entire year. Fluctuations in pricing for 2004 were more subtle than the prior year. The high/low spread of the market price in 2004 was $2.89, significantly more steady when compared to the prior year spread of $4.70.

Production and well services revenue totaled $361,558 in 2004, decreasing by
$281,854 or 44% when compared to 2003 revenue levels of $643,412. In 2004, the
Company executed two agreements to sell its oil and gas properties to unrelated entities. Since the dates the Company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has had no interest in the profits or losses from such operations. Anticipating the sale and loss of a revenue stream, management made the decision to commence drilling operations for new production. The Company successfully completed five oil wells, commencing production in May 2004. With the loss of production from
Vineyard's existing oil and gas properties and new production not materializing until mid-year, the result was a decrease in overall production revenue compared to the prior year.

No revenue was reportable for the equipment rental business segment, resulting in a $84,704 reduction from the prior year. As mentioned above, the Company has re-allocated resources from this business segment to the production business segment. Historically, the equipment rental segment has reported negative margins. These changes have allowed the Company to match the available resources with increased revenues, resulting in positive margins for the Company.

Other income, separate from business segment revenue, consists of three separate items. In 2004, gains on the sale of assets were $48,350, an increase of $26,850 or 125% when compared to 2003's gains. The 2004 gains related to 1980's era vehicles, all of which the Company had taken out-of-service in prior years. All equipment sold was fully depreciated, resulting in the entire selling price being recognized as gain. Other income was $110,537 in 2004, a modest decrease of $1,586 or 1.4% when compared to 2003 income of $112,123. Other income consists primarily of rental income from properties owned by the Company and income from several interest-bearing accounts. Lastly, income from a jointly-owned company was $74,984 in 2004, down 32% or $34,826 from 2003 income of $109,810. Northern Pipeline, LLC. is 45% owned by Vineyard and is a pipeline company generating revenue from the transportation of natural gas. Operating performance was down in 2004, due to above normal maintenance interruptions, reducing transportation revenue and increasing operating expense. Capital improvements to the pipeline commencing late in 2004 through 2005 will increase the pipeline's overall capacity, increasing operating performance in the future.

Overall, expenses directly related with the business segments totaled
$38,944,876, a modest increase of $391,368 or 1% from totals in 2003 of
$38,553,508. The increase in revenues from the business segments outpaced the expenses associated with the business segments, generating increased margins overall, prior to general and administrative expenses.

Gas marketing expenses totaled $38,643,429 in 2004, up $653,294 or 1.7% from
2003 expenses of $37,990,135. Vineyard's ability to control variable costs and limit market exposure positioned this business segment to achieve a gross margin in 2004 of $491,493, an increase of $333,006 or 210% over 2003's gross margin of
$158,487.

Production and Well Services expenses totaled $171,880, down $112,784 or 40%
from prior year levels of $284,664. Fluctuations in this segment are primarily related to the changes in production explained above. After deducting the associated depreciation, amortization and accretion expense, this segment had a gross margin of $65,270 in 2004. This gross margin has dropped considerably
($158,540 or 71%) when compared to the prior year gross margin of $223,810.
Again, with drilling operations continuing into 2005, this business segment is expected to achieve and surpass margins reported historically.

The equipment rental segment reported expenses of $5,159 in 2004. As mentioned above, management has redirected the resources of this segment to the production business segment. As reported in 2003, this segment historically has achieved negative margins similar to the negative $59,067 reported in 2003.

General and administrative expenses totaled $626,570 in 2004, decreasing
$124,091 or 17% from the prior year of $750,661. Reduction in expenses occurred in almost every expense item. The reduction in general and administrative expenses was deliberate and the result of all personnel contributing to controlling expenses in 2004. The remaining depreciation expense modestly increased by $669 in 2004 to total $14,005. This depreciation expense is the depreciation of assets not directly related to any of the business segments.

Net working capital at December 31, 2004 totaled $811,543, lower than December
31, 2003 working capital of $979,004. Current assets totaled $8,240,267 in 2004,
$2,457,189 or 42% higher than current assets reported in 2003 at $5,783,078.
Cash balances were higher in 2004 totaling $2,372,833, increasing by $606,069 or
34% from cash balances in 2003 reported at $1,766,764. Accounts receivable increased in the current year by $1,804,411 or 47% totaling $5,661,900, compared with a total of $3,857,489 in 2003. Accounts receivable balances at year end primarily consist of outstanding balances from billings for December volume.
Looking at market prices, December had a significant difference in 2004 when compared to 2003. The higher market price resulted in higher billings, and therefore a higher receivable balance at year-end. Inventory balances dropped in
2004 by $16,213 or 40% to a balance of $24,705, compared with the inventory balance in 2003 of $40,918. The decrease in 2004 was a combination of inventory usage related to drilling operations, small pipeline projects and some year end adjustments to write down aging inventory. Prepaid Expenses increased in 2004 by
$62,922 or 53% to $180,829, compared to the 2003 balance of $117,907. The most significant difference in the prepaid balance for 2004 was the inclusion of a deposit held by a local utility company. This deposit secures the Company's ability to purchase natural gas on credit through the utility and the agreement is cancelable at any point in time. The deposit total is $85,500 and was not in place during 2003. Current liabilities totaled $7,428,724 at December 31, 2004, up $2,624,650 or 55% from 2003 balances of $4,808,074. The accounts payable balance at the current year end totaled $7,131,955, significantly higher
($2,532,969 or 55%) than the 2003 balance of $4,598,986. The most significant portion of the payable balance is related to outstanding balances due to our natural gas producers. Payment terms with the majority of the producers results in payment for the last two months of the fiscal year being outstanding at year-end. As mentioned earlier, market prices in the last two months of the year were higher in comparison, resulting in higher outstanding balances. The production distribution payable decreased by $99,439 or 58% at December 31, 2004 to a balance of $73,246, compared with the 2003 balance of $172,685. In 2003, this balance consisted of money owed related to interests in any of the
Company's oil and gas properties (e.g., landowner royalty, overriding royalty)
including the four limited partnerships of which Vineyard was the General
Partner. In 2004, upon agreeing to sell the oil and gas properties, the buyers in the executed sales agreements became responsible for all distributions. Also in 2004, the four open limited partnerships were closed. The final distribution owed to all limited partners constituted the balance at year-end. Accrued expenses increased by $191,120 or 590% in 2004 to a balance of $223,523, compared with a 2003 balance of $32,403. Primarily the increase was a combination of accrued payroll (significantly higher due to timing) and sales tax due at year-end.

Property, Plant and Equipment (PP&E), net of depreciation totaled $730,682 at
December 31, 2004, an increase of $301,305 or 70%, when compared with 2003 net balances of $429,377. The increase is the result of several different transactions. The majority of the activity is related to reclassifying the oil and gas properties as assets held for sale. The net result of the reclassification totaled $186,033 in 2004. PP&E increased due to capital expenditures related to the drilling operations in 2004 (five oil wells) with expenditures exceeding $500,000. Several vehicles were sold in 2004; however, all of these assets were fully depreciated, resulting in no effect on net PP&E.
Finally, approximately $10,000 in capital expenditures related to building improvements in 2004.

Remaining long term assets classified as other assets, include cash restricted for well plugging, totaled $157,333 at December 31, 2004. This balance is down
$96,096 or 38% when compared with the 2003 balance of $253,429. The reduction in restricted cash is related to the closing of the four limited partnerships. The
Company had restricted this amount of cash for potential well plugging purposes associated with the wells owned by the partnerships. Upon closing the partnerships, the Company removed the self-imposed restriction on the cash. The amount of restricted cash remaining in 2004 is related to funds required by the
Department of Environmental Protection related to plugging requirements for permitting purposes. Finally, our investment in Northern Pipeline decreased by a modest $476 or 1% to a balance of $72,768 in 2004, compared with a balance of
$73,244 at December 31, 2003. The $476 difference is the net result of the
Company's portion of income ($71,024) less distributions received ($71,500) in
2004.

Long term liabilities consisted of an accrued well plugging liability of
$1,124,558 at December 31, 2004. This liability increased by $85,586 or 8% over the balance reported in 2003 of $1,038,972. The increase is the combined result of accretion expense of $72,726 required by the related accounting standard
(SFAS 143), $19,000 associated with a reserve for the new oil wells in 2004 and a small decrease of $6,140 related to the actual plugging of a natural gas well in 2004.

Cash flow remained positive through out the year in 2004, increasing cash balances $509,973 by year-end. Net cash from operations was positive in 2004 totaling $924,146. Accounts receivable and accounts payable had the largest impact on operating cash flow in 2004. Increases in accounts receivable resulted in a use of cash of $1,699,802. Having the opposite effect, increases in accounts payable provided cash totaling $2,532,969. The net impact of these accounts was an overall increase in cash flow of $833,167. Comparably in 2003, these two accounts had a positive net impact of $1,280,520. Cash flow from investing activities was a negative $414,173. Capital expenditures in 2004 were the most significant reasons for the negative impact to cash flow. With no capital expenditures in 2003, cash from investing activities was a positive
$161,450. There were no financing activities to affecting cash flow in 2004. In
2003, the payment in full of a lease obligation negatively impacted cash flow by
$50,499. Overall, cash flow remained positive throughout both years.

ITEM 7. FINANCIAL STATEMENTS

The Index to Financial Statements sets forth the financial statements included in this Annual Report on Form 10-KSB and their location herein. Schedules have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

The firm of Gorzynski, Uglow and Farrell, P.C., was retained by the Company for the 2004 audit. There were no disagreements with the auditors on any matters of accounting principles or practices, financial statement disclosures, or auditing scope and procedures for the years ended December 31, 2004, and 2003.

ITEM 8A. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

ITEM 8B. OTHER INFORMATION

NONE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
REGISTRANT

Directors, Officers, and Nominees as of December 31, 2004.

Name                Age

James J. Concilla    66  Mr. Concilla, founder of the Company, retired as
                         Board Chairman and Company President in April
                         of 2000.  Mr. Concilla has been an employee,
                         Director and Officer of the Company since its
                         organization in 1978.  Mr. Concilla retired as an
                         employee in May of 2001.  Mr. Concilla remains a
                         member of the Audit and Wage/Bonus Committee.  Mr.
                         Concilla has a Bachelor of Science Degree from Edinboro
                         University and a Masters Degree in Mathematics from
                         the State of Pennsylvania.

James J. MacFarlane  41  Mr. MacFarlane has been a Director since 1993.  Mr.
                         MacFarlane holds a Bachelor of Science Degree from
                         the University of Pittsburgh at Bradford.  He is
                         President of MacTech Mineral Management, Inc. in
                         Bradford, Pennsylvania.

Daryl A. Sobol       36  Mr. Sobol was appointed by the board of directors in
                         2004 to replace Mr. Johnson.  Mr. Sobol is the
                         Controller of East Resources, Inc.  He graduated from
                         Duquesne University in 1990 with a Bachelors' degree,
                         majoring in Accounting.  Mr. Sobol furthered his
                         education at the Duquesne University School of Law,
                         passing the Pennsylvania Bar Exam in 1993.  Currently,
                         Mr. Sobol is the Chairman of the Audit Committee.

David H. Stetson     45  Mr. Stetson was elected as a Director in 1998.  Mr.
                         Stetson is a member of the Executive and Audit
                         Committees. Mr. Stetson has been President and
                         Co-owner of Stetson Brothers Hardware Store, Inc. in
                         North East, PA., for the past twenty years.

Robert L. Garfield   65  Mr. Garfield was appointed as a Director in August
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
                         registered Petroleum Natural Gas Engineer.  Mr.
                         Fustos is a member of the Society of Professional
                         Engineers.

Robert H. Long      49   Mr. Long was appointed as a Director in December 2002
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
                         Gas Company since 2002.  He was appointed as Treasurer
                         and Secretary to the Board of Directors in October of
                         2002.  He has also been appointed as Controller in
                         August of 2004.  Mr. Reynard graduated from Edinboro
                         University in 1994 and holds a Bachelor of Science
                         degree in Business/Accounting.

Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors'
oversight of (1) the integrity of the Company's financial statements, (2) the
Company's compliance with legal and regulatory requirements, (3) the independent auditors' qualifications and independence, and (4) the performance of the
Company's internal audit function and independent auditors. The Audit Committee is solely responsible for the appointment and compensation of the Company's independent auditors. The Audit Committee operates under a written charter adopted and approved by the Board of Directors.

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

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-KSB for the year ended December 31, 2004 for filing with the Securities and Exchange
Commission. The Committee and the Board have also recommended the selection of the Company's independent auditors.

Current Officers    Title/Office                Year in Which   Term to Expire
 and Directors                                  Service as      at Annual
                                                Director Began  Meeting in (1)

James J. Concilla   Director                      1978             2005
James J. MacFarlane Director                      1993             2004
William Fustos      Board Chairman                2002             2004
Daryl Sobol (2)     Director                      2004             2003
David H Stetson     Director                      1998             2004
Robert L. Garfield  Director                      2000             2003
Robert H. Long      Director                      2002             2005
Stephen B. Millis   President
James M. Reynard    Secretary/Treasurer

December 31, 2004 Board Committees and Members

Executive                 Audit                       Wage/Bonus

William Fustos            Daryl Sobol                 Robert L. Garfield
David H. Stetson          David H. Stetson            James J. Concilla
Robert H. Long            James J. Concilla

(1)     The Company has delayed the annual shareholders' meetings for 2003 and
        2004. These delays are due to time needed to file required amendments to certain filings in relation to a SEC review. This review was triggered by the Company's initial filing of a Sch 13E-3 "Going Private Transaction".
        Upon compliance with all the SEC review requirements, the Company anticipates holding a shareholder meeting, allowing the shareholders to vote on all expired director seats.

(2)     In December 2003, Mr. Eric W. Johnson voluntarily resigned from the
        Company's Board of Directors. In early 2004, the Board of Directors, appointed Daryl Sobol as a Director and Chairman of the Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION

Executive Officers

The following table sets forth certain information concerning compensation during fiscal 2002, 2003 and 2004 by the Company to each of the Company's executive officers.

                         Summary Compensation Table

     Name and         Year    Base Salary   Commissions    Bonus        Other
Principal Position

Stephen B. Millis     2004      $85,000          0           0             0
President as of       2003      $85,000          0           0             0
April 1, 2000         2002      $85,000          0           0             0

James M. Reynard      2004      $50,000          0           0             0
Secretary/Treasurer   2003      $45,000          0           0             0
As of October 17,     2002      $11,166          0           0             0
2002

William Fustos        2004      $12,000          0           0             0
Chairman of Board     2003      $12,000          0           0             0
As of December 8,     2002        1,000          0           0             0
2002

James J. MacFarlane   2004            0          0           0             0
Chairman of Board     2003            0          0           0             0
from April 1, 2000    2002      $11,000          0           0             0
to December 7, 2002

No officer received any other non-cash compensation during the years ended
December 31, 2002, 2003 or 2004, other than health insurance which all full-
time employees of the Company are entitled to receive.

No stock options were awarded to any directors, executive officers or other employees of the Company during fiscal 2004.

Directors

Directors are paid $150 for each meeting of the Board of Directors at which the director is present. In addition, directors attending committee meetings, or phone meetings, are also each paid $150 per meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Set forth below is information, as of December 31, 2004 concerning the stock ownership of all persons who own of record or are known to the Company to own beneficially at least 5% of the outstanding common stock, all directors owning stock and all officers and directors as a group.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

Exhibit Number          Document

        11              Computation of Earnings Per Share

        31.1            Certification of the President and Chief Executive Officer,
                        Stephen B. Millis, pursuant to Section 302 of the Sarbanes-Oxley
                        Act of 2002.

        31.2            Certification of the Treasurer and Principal Financial Officer,
                        James M. Reynard, pursuant to Section 302 of the Sarbanes-Oxley
                        Act of 2002.

        32.1            Certification of the President and Chief Executive Officer,
                        Stephen B. Millis, pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.

        32.2            Certification of the Treasurer and Principal Financial Officer,
                        James M. Reynard, pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed, or expected to be billed, by our principal accountants with respect to the periods indicated:

                                            Year Ended            Year Ended
                                            December 31,          December 31,
                                               2004                   2003

Audit fees                                  $ 30,000               $ 25,000
Audit-related fees                          $      -               $      -
Tax fees                                    $ 10,500               $  6,000
All other fees, including tax
consultation and preparation                $  8,250               $  3,475

All audit fees are approved by our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 22, 2005

VINEYARD OIL & GAS COMPANY

/s/Stephen B. Millis         President
STEPHEN B. MILLIS

/s/William Fustos            Chairman, Board of Directors
WILLIAM FUSTOS

/s/James M. Reynard          Secretary/Treasurer
JAMES M. REYNARD

/s/James J. Concilla         Director
JAMES J. CONCILLA

/s/Robert H. Long            Director
ROBERT H. LONG

/s/David H. Stetson          Director
DAVID H. STETSON

/s/Robert L. Garfield        Director
ROBERT L. GARFIELD

/s/Daryl Sobol               Director
DARYL SOBOL

/s/ James J. MacFarlane      Director
JAMES J. MACFARLANE

                               FORM 10-KSB ITEM 7
                          VINEYARD OIL AND GAS COMPANY
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page

1.  Balance Sheet - December 31, 2004                                   27

2.  Income Statements - For the Years Ended December 31, 2004 and
    2003                                                                29

3.  Statements of Shareholders' Equity - For the Years Ended
    December 31, 2004 and 2003                                          30

4.  Statements of Cash Flows - For the Years Ended December 31,
    2004 and 2003                                                       31

5.  Notes to Financial Statements - December 31, 2004                   32

Gorzynski                                               James W. Gorzynski, CPA
Uglow &                                                 Carol B. Uglow, CPA
Farrell, P.C.                                           Carl A. Farrell, Jr., CPA
                     CERTIFIED PUBLIC ACCOUNTANTS
                     33 East Main Street o North East,
                     Pennsylvania 16428

814/725-8625 o Fax: 814/725-3582

             Report of Independent Registered Public Accounting Firm

Board of Directors
Vineyard Oil and Gas Company
North East, Pennsylvania

        We have audited the accompanying balance sheet of Vineyard Oil and Gas
Company as of December 31, 2004, and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to provide reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vineyard Oil and Gas Company at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with
U.S. generally accepted accounting principles.

                                           Gorzynski, Uglow and Farrell, P.C.

August 31, 2005
North East, Pennsylvania

                          VINEYARD OIL AND GAS COMPANY
                                  Balance Sheet
                                December 31, 2004

ASSETS

 Current Assets
   Cash                                                      $  2,372,833
   Accounts receivable, less allowance for
   doubtful accounts of $170,210                                5,661,900
   Inventories                                                     24,705
   Prepaid expenses                                               180,829
     Total current assets                                       8,240,267

 Property, Plant and Equipment
   Land and land improvements                                     193,680
   Building and improvements                                      277,134
   Oil and gas properties and transmission
    equipment                                                     521,973
   Drilling and other equipment                                   871,479
                                                                1,864,266
   Less: accumulated depletion, depreciation and
    amortization                                               (1,133,584)
                                                                  730,682

 Other Assets
   Assets held for sale                                           186,033
   Cash restricted for well plugging                              157,333
   Investment in jointly-owned company - at equity                 72,768
                                                                  416,134

                                                             $  9,387,083
                                                             =============

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities
   Accounts payable
     Trade                                                    $ 7,131,955
     Production distribution payable                               73,246
   Accrued expenses                                               223,523

     Total current liabilities                                  7,428,724

 Long Term Liabilities
   Asset retirement obligation                                  1,124,558

 Total Liabilities                                              8,553,282

 Shareholders' Equity
   Common stock, authorized 15,000,000 shares
    without par value, issued 5,325,563 shares
    at December 31, 2003, at stated value of $.05                 266,278
   Additional paid-in capital                                   4,965,430
                                                                5,231,708
   Retained Earnings (Deficit)                                 (4,172,987)

                                                                1,058,721
   Less: Cost of 67,944 Shares Held in Treasury                  (224,920)

                                                                  833,801

                                                             $  9,387,083
                                                             =============

The accompanying notes are an integral part of these condensed financial statements.

                          VINEYARD OIL AND GAS COMPANY
                                Income Statements
                 For the Years Ended December 31, 2004 and 2003

                                                     2004          2003
Earned Revenues
  Gas marketing                                  $ 39,134,922 $ 38,148,622
  Production and well services                        361,558      643,412
  Equipment rental and service income                     -0-       84,704
                                                   39,496,480   38,876,738

Other Income
  Gain on sale of assets                              48,350    21,500
  Other income                                        110,537      112,123
  Equity in earnings of jointly-owned
   company                                             74,984      109,810
                                                   39,730,351   39,120,171

Costs and Expenses
  Direct costs of earned revenues
    Gas marketing                                $ 38,643,429 $ 37,990,135
    Production and well services                      171,880      284,664
    Equipment expenses                                  5,159      143,771
    Depreciation and amortization                      51,682       66,966
    Accretion expense                                  72,726       67,972
                                                   38,944,876   38,553,508

  General and administrative                          612,070      750,661
  Depreciation                                         14,005       13,336
  Interest                                              7,181        5,164
                                                   39,578,132   39,322,669

Net Income (Loss) before cumulative effect
of change in accounting principle                     152,219     (202,498)

Cumulative effect of change in
accounting principle
         Depreciation                                     -0-      275,691
         Accretion                                        -0-      568,070

                                                          -0-      843,761

Net Income (Loss) Before Income Taxes                 152,219   (1,046,259)

Income Taxes                                           14,500          -0-

Net Income (Loss)                                $    137,719  $(1,046,259)
                                                 ============= ============
Basic Earnings (Loss) Per Common Share           $      0.026  $    (0.196)
                                                 ============= ============
Diluted Earnings (Loss) Per Common Share         $      0.026  $    (0.196)
                                                 ============= ============

The accompanying notes are an integral part of these condensed financial statements.

                          VINEYARD OIL AND GAS COMPANY
                       Statements of Shareholders' Equity
                 For the Years Ended December 31, 2004 and 2003

                                           Capital in    Retained
                                  Common   Excess of     Earnings     Treasury
                                  Stock    Par Value     (Deficit)     Stock

Balance at January 1, 2003       $266,278 $ 4,965,430  $(3,264,447)  $(224,920)

Net (Loss) For the Year                 0           0   (1,046,259)          0

Balance at December 31, 2003      266,278   4,965,430   (4,310,706)   (224,920)

Net Income For the Year                 0           0      137,719           0

Balance at December 31, 2004     $266,278 $ 4,965,430  $(4,172,987)  $(224,920)
                                 ======== ===========  ============  ==========

The accompanying notes are an integral part of these condensed financial statements.

                          VINEYARD OIL AND GAS COMPANY
                            Statements of Cash Flows
                 For the Years Ended December 31, 2004 and 2003

                                                     2004           2003

Operating Activities
  Net income (loss)                              $   137,719   $(1,046,259)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Depletion, depreciation and amortization          65,687       355,992
    Accretion                                         72,726       636,041
    Provision for losses on accounts receivable     (104,609)      (73,788)
    (Gain) on disposal of assets                     (48,350)      (21,500)
    Income from investment in jointly-
    owned company                                    (71,024)     (105,490)

  Changes in operating assets and liabilities
   providing (using) cash:
    Accounts receivable                           (1,699,802)    2,162,159
    Inventories                                       16,213        10,907
    Prepaid expenses                                 (62,922)       16,804
    Accounts payable                               2,532,969      (881,639)
    Accrued expenses                                  91,681        (8,687)
    Accrued well plugging liability                   (6,142)          -0-

    Net cash provided by
     operating activities                            924,146     1,044,540

Investing Activities
  Purchases of property, plant and equipment        (534,023)          (41)
  Proceeds from sale of equipment                     48,350        44,000
  Distributions from investment in jointly-owned
   company                                            71,500       117,491

    Net cash (used) provided by
     investing activities                           (414,173)      161,450

Financing Activities
  Principal payments under capital lease
  obligation                                             -0-       (50,449)

    Net cash (used in)
     financing activities                                -0-       (50,449)

Increase in Cash                                     509,973     1,155,541

Cash at Beginning of Year                          2,020,193       864,652

Cash at End of Year (Note B)                     $ 2,530,166   $ 2,020,193
                                                 ============  ============

The accompanying notes are an integral part of these condensed financial statements.

                          VINEYARD OIL AND GAS COMPANY
                          Notes to Financial Statements
                                December 31, 2004

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations - Vineyard Oil and Gas Company is a producer and marketer of its own oil and natural gas and gas produced by others. It also transports natural gas and performs well maintenance, service, construction, trucking and other jobs related to the oil and gas industry.

        Revenue Recognition - Oil and gas production revenue is recognized as production and delivery take place. Gas marketing revenues are recognized, inclusive of transportation costs, when title passes. Title of the gas passes to the Company at the wellhead meter and is transferred to the end-user at the specified delivery point. The Company is engaged in contracts with producers and end-users to determine pricing and estimated volumes for the purchase and sale of natural gas. The contracts typically cover 12 month periods and are generally based on market prices. Field service revenues are recognized when the goods or services have been provided.

        Cash Restricted for Well Plugging - Cash restricted for well plugging consists of a certificate of deposit required by the state to be maintained to offset future plugging costs. Because these funds will be restricted for a period of more than one year, the asset has been classified as a noncurrent item.

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
Geological expenses are charged against income as incurred. The Company re-commenced drilling operations in 2004, deepening five wells in the McKean
County area. All costs associated with the drilling of these wells have been capitalized upon completion. All five wells began producing in the fourth quarter of 2004. The Company anticipates continuing its drilling operations into fiscal year 2005.

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations". SFAS 143 addresses obligations associated with the retirement of tangible, long lived assets and the associated asset retirement costs. This statement amended SFAS 19, "Financial Accounting and Reporting by Oil and Gas
Producing Companies", and was effective for the Company's financial statements beginning January 1, 2003. This statement requires the Company to recognize a liability for the fair value of its plugging and abandoning liability (excluding salvage value) with the associated costs included as part of the Company's oil and gas properties balance. The cumulative effect of adopting SFAS 143 was recorded in the Company's financial statements as of January 1, 2003.

A reconciliation of the Company's liability for asset retirement obligations for the year ended December 31, 2004 and 2003 is as follows:

                                                        2004           2003

Asset retirement obligation, Beginning              $1,038,972     $         -
    Cumulative effect adjustment                             -         971,000
    Accretion expense                                   66,586          67,972
    Increase for additional oil wells                   19,000               -

 Asset retirement obligation, Ending                $ 1,124,558    $ 1,038,972
                                                    ===========    ===========

        In December 2004, the FASB issued SFAS No. 123(revised 2004), "Share-Based
Payment." SFAS 123(R) revises SFAS 123 "Accounting for Stock-Based compensation," and requires accounting for share-based payments for services based on the fair value of employee stock options and other equity-based compensation. The provisions of SFAS 123(R) are effective for financial statements for fiscal periods ending after June 15, 2005. We did not have stock-based compensation arrangements outstanding at December 31, 2004. The impact of adoption will depend on future issuance of stock-based compensation arrangements. Our future cash flows will not be impacted by the adoption of SFAS
123(R).

        Property, Plant and Equipment - Property, plant and equipment is stated
using historical cost. Expenditures for major additions or betterments are capitalized. Maintenance and repairs are charged to expense as incurred.
Differences between amounts received and net carrying value of assets retired or disposed of are included in the income statement. For the year ended December
31, 2004 and 2003 the Company realized a net gain on the disposal of assets of
$48,350 and $21,500, respectively. The depreciation of assets is computed by the straight-line method for financial reporting purposes at rates sufficient to amortize the costs over their estimated useful lives and by accelerated methods for income tax purposes.

        On January 1, 2004 and December 31, 2004, the Company entered into two agreements to sell certain gas wells to unrelated entities for cash of approximately $525,000 and $235,000, respectively. Since the dates the Company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations. Completion of the sales requires the approval of the Company's shareholders, which has not yet been obtained. Assuming the sales are consummated (for which there can be no assurance), the Company anticipates recognizing gains of approximately $376,000 and $198,000, respectively. The
Company reclassified the net book value of $186,033 of such assets to "Assets held for sale" as of the respective agreement dates.

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

        Earnings Per Share - Basic earnings per share are determined by dividing net income by the weighted average number of common shares outstanding
(5,325,563 in 2004 and 2003).

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

    Cash paid during the year for:                      2004           2003

      Interest                                        $  7,181     $    5,164
      Income taxes                                           0              0

        Cash consists of the following at the end of each year presented:

                                                        2004           2003

    Cash in bank                                    $2,380,045     $1,871,764
    Short-term investments                             150,121        148,429

                                                    $2,530,166     $2,020,193
                                                    ==========     ==========

        Cash is classified as follows for financial statement reporting purposes:

                                                        2004           2003

    Unrestricted cash                               $2,372,833     $1,766,764
    Cash restricted for well plugging                  157,333        253,429

                                                    $2,530,166     $2,020,193
                                                    ==========     ==========
NOTE C - INCOME TAXES

    The components of the provision (benefit) for income taxes are:

                                       34

                                                     2004           2003
    Current
      Federal                                      $      0      $       0
      State                                          14,500              0
                                                   $ 14,500              0

    Deferred
      Federal                                       (42,183)      (355,725)
      State                                               -        (69,053)
      Valuation allowance                                 -        424,778
      Net operating loss (benefit)                  (42,183)             -
                                                     14,500              -

    Total tax provision                            $ 14,500      $       -
                                                   =========     ==========

        The tax effects of significant items comprising the net deferred tax asset are as follows:

                                                       2004           2003
    Deferred tax assets and liabilities:
      Operating loss carryforward                    $ 248,501     $  827,600
      Property and equipment                                 -          1,594
      Deferred tax liability- Property and equipment   (45,227)             -

    Total deferred tax assets                        $ 203,274     $  829,194
    Valuation allowance                               (203,274)      (829,194)

    Net deferred tax asset                           $       -     $        -
                                                     ==========    ===========

        The net decrease in the valuation allowance was $625,920 between 2004 and
2003, primarily as a result of use and expiration of carryforwards.

        A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents Management's best estimate of the amount of deferred tax assets that more likely than not will be realized.

        The difference between the total tax provision (benefit) and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                                       2004           2003

    Statutory rate (benefit) applied to pre-tax
       income                                        $ 42,183     $(355,725)
    State taxes, net of federal tax benefit            14,500       (69,053)
    Valuation allowance (effect of operating loss
      carryforward                                    (42,183)      424,778

    Provision for income taxes                       $ 14,500     $       0
                                                     =========    ==========

The Company has available at December 31, 2004, unused operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                   Federal              Pennsylvania
                Year of       Unused Operating       Unused Operating
              Expiration      Loss Carryforward      Loss Carryforward

                 2005          $        0               $       0
                 2006             102,646                       0
                 2007               5,592                       0
                 2008              51,581                       0
                 2009                   0                       0
                 2010                   0                       0
                 2011              43,824                       0
                 2012                 418                       0
                 2013                   0                       0
                 2014             159,937                       0
                 2015             302,085                       0
                 2016                   0                       0
                 2017                   0                       0
                 2018              64,804                       0
                 2019             730,887                       0

                               $1,461,774              $        0
                               ==========              ==========

NOTE D - OTHER ASSETS

        The Company owns a 45% interest in Northern Pipeline Company, LLC, which operates a pipeline for the transportation of natural gas beginning operations in July, 1997. This investment is carried under the equity method and is adjusted for the Company's proportionate share of undistributed earnings or losses, less distributions received. Other parties with ownership interest include East Resources, Inc. owning a 35% interest and Sabre Oil & Gas with 20%.

        Following is a summary of the unaudited financial position and unaudited results of operations of Northern Pipeline Company, LLC. Northern Pipeline
utilizes the accrual accounting method:

                                                        2004           2003

    Current assets                                    $148,264       $ 94,455
    Property and equipment, net                        387,465        396,283
                                                      $535,729       $490,738
                                                      ========       ========

    Current liabilities                               $123,858       $ 81,803
    Equity                                             411,871        408,935
                                                      $535,729       $490,738
                                                      ========       ========
    Sales                                             $348,070       $359,928
                                                      ========       ========
    Net income                                        $167,431       $244,022
                                                      ========       ========

NOTE E - RELATED PARTY TRANSACTIONS

1. The Company is reimbursed for actual and necessary expenses paid or incurred in connection with its management of various related limited partnerships. It also charges the partnerships for certain well-tending and related services provided. In 2004, the Company successfully closed the remaining open limited partnerships. The oil & gas properties related to these partnerships are associated with the sale agreements signed by the
   Company as of January 1, 2004 and December 31, 2004 (See Note A - Property,
   Plant and Equipment). The net book value of these assets are included in the reclassified assets disclosed as "Assets Held for Sale".

Transactions and balances for December 31, 2004 and 2003 are as follows:

                                                         2004           2003

    Well services revenue                            $  27,010      $  73,583

    Production and royalties revenue                     3,876        345,508
                                                     $  30,886      $ 419,091
                                                     ==========     ==========
    Accounts receivable                              $     -0-      $ 146,997
                                                     ==========     ==========
    Accounts payable                                 $ (73,675)     $(172,685)
                                                     ==========     ==========

2. The Company charges Northern Pipeline, LLC, for equipment rental and a monthly management fee.

   Transactions and balances for December 31, 2004 and 2003 are as follows:

                                                         2004           2003

    Equipment rental and service
     income                                           $ 31,402       $ 50,150

    Other income                                         4,320          4,320
                                                      $ 35,722       $ 54,470
                                                      ========       ========
    Accounts receivable                               $ 67,506       $ 33,046
                                                      ========       ========
    Accounts payable                                  $ 60,811       $ 53,754
                                                      ========       ========

3. In May 2002, in a private transaction, Sabre Oil and Gas, Inc. acquired a
   19.8% interest in the Company from a group of shareholders, which included four of the seven directors of the Company. Sabre and its affiliate, East
   Resources, Inc., are major suppliers of natural gas production sold under the Company's gas marketing segment. In 2004, Vineyard purchased
   $16,093,174 of natural gas from East Resources. Accounts payable at
   December 31, 2004 included $3,718,437 payable to East Resources.

   Sabre and East Resources also collectively own 55% of Northern Pipeline,
   L.L.C.

NOTE F - BUSINESS SEGMENT INFORMATION

Description of the types of products and services from which each reportable segment derives its revenue:

        The Company's three reportable business segments are gas marketing, equipment rental, and oil and gas production and well services.

        The Company's gas marketing operation involves purchasing gas from local producers and interstate pipeline sources and reselling that gas to industrial gas users through transportation arrangements on intrastate and interstate pipeline systems.

        In the equipment rental operation, the Company rented well service equipment (e.g. for use in water hauling, pipeline installation, and welding).
In 2003, the equipment rental business was slowly phased out. Due to staffing issues, the Company utilized qualified personnel on Company projects at an increasing rate, reducing the revenue generated from this business segment.
Overall, phasing out this business segment has had very little impact on the
Company operating performance.

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

    The Company's segment profit or loss and assets are as follows:

                                           Oil & Gas
                    Gas      Equipment    Production &      All
                 Marketing    Rental     Well Services     Others     Totals
2004                                                         (a)
Revenues from
external
customers     $39,134,922   $       0  $    361,558    $       0 $ 39,496,480

Other revenue           0           0             0      233,871      233,871

Depreciation,
accretion and
amortization             0          0       124,408       14,005      138,413

Interest                 0          0             0        7,181        7,181

Segment
profit (loss)      491,493          0        65,270     (419,044)     137,719

Segment
 assets          5,731,834    225,575     1,018,301     2,411,373   9,387,083

Expenditures
 for segment
 assets                  0           0      472,922        61,101     534,023

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

NOTE G - COMMITMENTS AND CONTINGENCIES

1.  Well-Plugging

        In 2004, all limited partnerships in which the Company was the general partner have closed and their assets have reverted to the Company. Prior to the closing of the partnerships, the Company had been escrowing partnership cash to provide for future well-plugging costs. Upon closing of the partnerships, the
Company assumes all well plugging responsibilities associated with the wells which were previously assets of the partnerships. As of December 31, 2004, the wells transferred to the Company from these partnerships continued to produce oil and gas.

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

        On January 1, 2003 the Company adopted SFAS 143 and increased its asset retirement obligation to $1,038,972 as of December 31, 2003 (see Note A). The
balance of this obligation increased to $1,124,558 as of December 31, 2004.

2.  Other Matters

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

NOTE H - MAJOR CUSTOMERS AND SUPPLIERS

        The Company made a substantial portion of its gas marketing sales to five customers in 2004 and 2003. During 2004 and 2003, sales to these customers aggregated $14,297,662 (37%) and $12,047,295 (32%), respectively. At December
31, 2004 and 2003, amounts due from those customers included in trade accounts receivable were $2,385,292 and $0, respectively.

        The Company purchased from five suppliers $25,901,460 (67%) of gas for resale during 2004. Nine suppliers made up $32,018,145 (85%) of purchased gas in
2003. At December 31, 2004 and 2003, amounts due to those suppliers included in accounts payable were approximately $4,947,296 and $3,499,372, respectively.

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       Cash - Fair value approximates carrying value due to the initial maturities of the instruments being three months or less.

       Investment in jointly-owned company - This investment is carried under the equity method, and is adjusted for the Company's proportionate share of undistributed earnings or losses, less distributions received.  The estimated fair value of the investment is based on the Company's proportionate share of the book value of the underlying net assets of the investee.

       The estimated fair values of the Company's financial instruments as of
       December 31, 2004 is as follows:

                                                  Carrying
                                                    Amount      Fair Value
    Financial assets:
      Cash                                        $2,530,166    $2,530,166

      Investments                                     72,768       185,000

        Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.

        At December 31, 2004, accounts receivable, net of allowance, amounted to
$5,661,900. Credit risk with respect to trade accounts receivable is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many different industries. However, many receivables are individually significant. Ongoing credit evaluation and account monitoring procedures are used to minimize the risk of loss. Collateral is generally not required. Expected losses are provided for currently and actual losses have been within management's expectations.

        At December 31, 2004, the carrying amount of the Company's deposits was
$2,530,166 and the gross bank balance, before deducting outstanding checks, was
$2,849,913. Of the bank balance, $200,000 was covered by federal depository insurance, $150,121 was insured under a brokerage firm's umbrella policy, and
$2,499,792 was uninsured.

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

In 2004, the Company entered into two agreements to sell certain gas wells to unrelated entities. Since the dates the Company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations. The net book value of the assets relative to the two agreements have been reclassified as Assets Held for Sale as of the agreement dates. All estimates associated with these assets have been removed from this disclosure.

                                                    Gas (MCF)     Oil (BBL)

Proved reserves at December 31, 2002                 763,989          600

Production 2003                                     (134,043)      (2,036)

Revisions in previous quantity estimates              40,269        1,982

Proved reserves at December 31, 2003                 670,215          546

Production 2004                                      (20,873)      (4,461)

Revisions in previous quantity estimates
  Removal of estimates for Assets Held for Sale     (649,342)       3,915
  Estimates for new/remaining production              15,750       68,272

Proved reserves at December 31, 2004                  15,750       68,272
                                                    =========     ========

    Capitalized Costs - The Company's net investment in oil and gas producing properties, at December 31, 2004 and 2003 is as follows:
                                                        2004           2003

    Proved oil and gas properties                  $   521,973    $ 5,885,064
    Accumulated depletion, depreciation
     and amortization                                  (44,984)    (5,671,161)

                                                   $   476,989    $   213,903
                                                   ============   ============

        Costs Incurred in Oil and Gas Property Acquisitions, Exploration and
Development Activities - In 2004, the Company incurred a total cost of $465,748 in oil and gas property acquisitions, exploration and development activities.
There were no costs to report in 2003.

        Results of Operations for Oil and Gas Producing Activities - The following summarizes the "Results of Operations for Producing Activities" as defined by
SFAS 69, for the years ended December 31, 2004 and 2003. As required, income taxes are included in the results, but were computed under SFAS guidelines using statutory tax rates, while considering the effects of permanent differences and tax credits relating to oil and gas producing activities.

                                                        2004           2003

    Revenues                                          $322,861       $556,362

    Less:
      Production costs                               $ 130,567       $168,637
      Depletion, depreciation (1)                        8,876        296,898
      Accretion and amortization (2)                    72,726        636,042

                                                     $ 212,169     $1,101,577

    Operating income                                 $ 110,692      $(545,215)
    Income taxes                                             0              0

    Results of operations from oil and
     gas producing activities before
     corporate overhead and interest costs           $ 110,692      $(545,215)
                                                     =========      ==========

(1) In 2003, includes the cumulative effect of a change in accounting principle of $275,691
(2) In 2003, includes the cumulative effect of a change in accounting principle of $568,070

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
                                                       2004           2003
    Future cash inflows                            $ 3,175,000    $ 2,707,000
    Future production costs                         (1,705,000)      (948,000)
    Future income tax expense                                0              0

    Future after-tax net cash
     flows                                           1,470,000      1,759,000
    10% annual discount                               (830,000)      (993,000)

    Standardized measure of discounted
    future net cash flows                          $   640,000    $   766,000
                                                   ============   ============

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

                                                       2004           2003

    Beginning of year                              $   766,000    $ 1,084,000

    Changes resulting from:
      Sales of oil & gas production, net of
         production costs                             (150,000)      (362,000)
      Net change in prices
       relating to future
       production                                       11,000       (149,000)

      Extensions and discoveries                             0              0
      Revisions in previous
       quantity estimates                              (82,000)       162,000
      Accretion of discount                             57,000         31,000
      Net change in income taxes                             0              0

      Net increase (decrease)                         (126,000)      (318,000)

    End of year                                    $   640,000    $   766,000
                                                   ============   ============
NOTE K - EMPLOYMENT CONTRACTS

        During 2000, the Company entered into an employment contract with its
President expiring April 1, 2002. The contract provided for a base salary, payments under a covenant not to compete, a signing bonus, and incentives based on attainment of specified earning goals.

        During 2002, the President's contract passed its expiration date without renewal. However, the contract includes an "evergreen" clause stating that employment may be terminated by either party with ninety day written notification.

NOTE L - LETTERS OF CREDIT AND LINE OF CREDIT

        At December 31, 2004, the Company had $403,600 outstanding in standby letters of credit, the same amount as the prior year. In addition, the Company had an approved line of credit of $500,000, of which $228,733 was offset against the standby letters of credit, with $271,267 unused and available at year end.
The line is secured by certain real estate owned by the Company.

NOTE M - PLEDGED ACCOUNTS RECEIVABLE

        The Company has pledged trade accounts receivable under a security agreement with East Resources, Inc., equal to 150% of the outstanding balance due to East Resources, Inc. as of December 31, 2004.

