Form 10QSB
period 2005-03-31
VINEYARD OIL & GAS CO
filed 2005-12-29
CIK 777582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended March 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ________to________

Commission File Number          0-13871

                           Vineyard Oil & Gas Company
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   25-1349204
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

        10299 West Main Road
       North East, Pennsylvania                            16428
(Address of principal executive offices)                 (Zip Code)

                                 (814) 725-8742
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of December 22, 2005, Vineyard Oil & Gas Company had outstanding 5,325,562.50 shares of common stock, without par value, which is its only class of stock.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                           VINEYARD OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS

                                             March 31,        December 31,
                                               2005               2004
ASSETS                                     (unaudited)
Current Assets
  Cash                                     $ 2,028,680        $ 2,372,833
  Accounts receivable
    Trade, net                               5,089,453          5,661,900
Employee                                        23,401                  -
  Inventories, net                              24,705             24,705
  Prepaid expenses                             175,970            180,829
         Total Current Assets                7,342,209          8,240,267

Property, Plant and Equipment
  Land and land improvements                   193,680            193,680
  Building and improvements                    277,134            277,134
  Oil and gas properties                       545,264            521,973
  Drilling and other equipment                 925,497            871,479
                                             1,941,575          1,864,266
Less accumulated depreciation               (1,159,765)        (1,133,584)
         Property, Plant and Equipment         781,810            730,682

Other Assets
  Assets held for sale                         186,033            186,033
  Cash restricted for well plugging            157,333            157,333
  Investment in jointly-owned company           74,112             72,768
         Total Other Assets                    417,478            416,134

TOTAL ASSETS                               $ 8,541,497        $ 9,387,083
                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable
    Trade                                  $ 6,155,931        $ 7,131,955
    Production distribution payable             72,916             73,246
  Accrued expenses                             171,897            223,523

         Total Current Liabilities           6,381,744          7,428,724

Long-term Liabilities
  Accrued well plugging liability            1,147,049          1,124,558

Total Liabilities                            7,528,793          8,553,282

Shareholders' Equity
  Common Stock, authorized 15,000,000
     shares without par value, issued
     5,325,562.5 shares at stated value
     of $.05                                   266,278            266,278
 Additional paid-in capital                  4,965,430          4,965,430
  Retained earnings (deficit)               (4,013,084)        (4,172,987)
  Less: cost of 67,944 shares held in
     treasury                                 (224,920)          (224,920)
         Total Shareholders' Equity          1,012,704            833,801

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 8,541,497        $ 9,387,083
                                           ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                       3 Months Ended   3 Months Ended
                                       March 31, 2005   March 31, 2004
Revenues
  Gas marketing                        $  10,993,623    $   10,640,093
   Well services                               8,598            11,569
   Production and royalties                   89,215            46,363
                                          11,091,436        10,698,025
Other Income
   Gain on sale of an asset                        -             7,600
   Rent and other income                      27,206            24,406
   Equity in earnings of jointly-owned
     company                                  19,496            17,945
                                          11,138,138        10,747,975

Cost and Expenses
  Gas marketing                           10,679,129        10,381,049
   Well services                              12,493             8,987
   Production                                 11,120             9,793
   Accretion expense                          22,491            18,182
   Depreciation/amortization                  22,379            14,473
                                          10,747,612        10,432,483

   General and administrative                208,623           153,090
   Depreciation                                3,803             3,334
   Interest                                      197                 -
                                          10,960,235        10,588,907

Net income before income taxes               177,903           159,068

Income taxes                                  18,000                 -

Net income                             $     159,903    $      159,068
                                       ==============   ===============

Basic earnings per common share                0.030             0.030

Diluted earnings per common share              0.030             0.030

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                           Capital in    Retained
                                 Common    Excess of     Earnings      Treasury
                                 Stock     Par Value     (Deficit)     Stock

Balance at January 1, 2003     $  266,278  $  4,965,430  $(3,264,447)  $(224,920)

Net (Loss) For the Year                 0             0   (1,046,259)          0

Balance at December 31, 2003      266,278     4,965,430   (4,310,706)   (224,920)

Net Income For the Year                 0             0      137,719           0

Balance at December 31, 2004      266,278     4,965,430   (4,172,987)   (224,920)

Net Income For the Quarter              0             0      159,903           0

Balance at March 31, 2005      $  266,278  $  4,965,430  $(4,013,084)  $(224,920)
                               ==========  ============  ============  ==========

The accompanying notes are an integral part of these condensed financial statements

                           VINEYARD OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           3 Months Ended   3 Months Ended
                                           March 31, 2005   March 31, 2004
Cash flow from operating activities:
Income from operations                      $    159,903     $    159,068
 Adjustments To Reconcile Net Income to
  Net Cash Provided by Operating Activities:
 Depreciation and amortization                    26,182           17,807
 Accretion                                        22,491           18,182
 Provision for losses on accounts receivable
   and inventories                                 5,492             (887)
 Gain on sale of property                              -           (7,600)
 Income from investment in jointly-owned company (18,416)         (17,945)

Changes in operating assets and liabilities
    providing (using) cash:
   Accounts receivable                           543,553         (222,934)
   Inventories                                         -                -
   Prepaid expenses                                4,859           30,118
   Accounts payable                             (976,024)         225,078
    Accrued expenses                             (51,956)          (6,512)

Net cash (used in) provided by operating
  activities                                    (283,916)         195,376

Cash flow from investing activities:
Capital expenditures                            (100,710)         (56,033)
Proceeds from asset sale                          23,401            7,600
Distributions from investment in jointly-owned
  company                                         17,072           32,853
Net cash (used in) provided by investing
  activities                                     (60,237)         (15,580)
                                            =============    =============

Decrease (increase) in cash                     (344,153)         179,796
Cash at beginning of period                    2,530,166        2,020,193

Cash at end of period                       $  2,186,013     $  2,199,989
                                            =============    =============

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2005

1. BASIS OF PRESENTATION

        Unless the context requires otherwise or unless otherwise noted, when we use the terms "Vineyard Oil & Gas Company", "Vineyard", "we", "us", "our" or the
"Company", we are referring to Vineyard Oil & Gas Company ("Registrant").

        The accompanying unaudited consolidated financial statements of Vineyard
Oil and Gas have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Annual Report on
Form 10-KSB for the year ended December 31, 2004.

2. PRIMARY EARNINGS PER SHARE

        Primary earnings per share are determined by dividing net income by the weighted average number of common shares outstanding (5,325,562.50 in 2005 and
2004).

3. INCOME TAX

        No federal income tax was due or paid during the periods ended March 31,
2005, and 2004, due to available operating loss carry forwards.

        State income tax of $18,000 and $0 was due for the periods ended March 31,
2005 and 2004, respectively.

4. CASH FLOW INFORMATION

        For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short-term investments with original maturities of three months or less. Short-term investments consist of money market funds, and are reported at market value, which equals cost.

Cash consists of the following as of the dates indicated:

                                    March 31, 2005        December 31, 2004

Cash in bank                         $  2,028,680          $  2,372,833
Cash restricted for well plugging         157,333               157,333

                                     $  2,186,013          $  2,530,166
                                     ============          ============

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

        Measurement of segment profit or loss and segment assets

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual
Report on Form 10-KSB for the year ended December 31, 2004. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

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

        The Company's segment profit or loss and assets are as follows:

                                  Gas                          Oil & Gas    All
                                  Marketing   Well Services    Production   Others        Totals
March 31, 2005

Revenues from external customers  $10,993,623   $    8,598     $   89,215   $       -     $11,091,436

Other revenue                             -0-          -0-            -0-      46,702          46,702

Depreciation, accretion and
amortization                              -0-        4,590         37,579       6,504          48,673

Segment (loss) profit                 314,494      (11,186)        40,516    (183,921)        159,903

Segment assets                      5,184,954      216,845      1,002,648   2,137,050       8,541,497

Expenditures for segment assets           -0-          -0-         23,291      77,419         100,710

                                  Gas                          Oil & Gas    All
                                  Marketing   Well Services    Production   Others        Totals
March 31, 2004

Revenues from external customers  $10,640,093   $   11,569      $   46,363  $       -     $ 10,698,025

Other revenue                             -0-          -0-             -0-     49,951           49,951

Depreciation, accretion and
amortization                              -0-        1,671          30,984      3,334           35,989

Segment (loss) profit                 259,044          911           5,586   (106,473)         159,068

Segment assets                      4,067,639      180,791         624,720  2,061,791        6,934,941

Expenditures for segment assets           -0-          -0-          56,033        -0-           56,033

        Revenue from segments below quantitative thresholds are the Company's equity in earnings of its jointly-owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "All Others"

6. ASSETS HELD FOR SALE

        On January 1, 2004 and December 31, 2004, the Company entered into two agreements to sell certain gas wells to unrelated entities for cash of approximately $525,000 and $235,000, respectively. Since the dates the Company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations. Assuming the sales are consummated (for which there can be no assurance), the Company anticipates that it will recognize gains of approximately $376,000 and $198,000, respectively. Because the decision was made to offer these assets for sale in 2004, the Company reclassified the net book value of such assets, which aggregate $186,033, to "Assets held for sale" as of the dates of the respective agreements.

7. CONTINGENCIES

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

Item 2. Managements's Discussion and Analysis of Financial Condition and Results
of Operations.

Forward-Looking Information

        The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities
Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the statements " should," "believe," "expect," "anticipate,"
"intend," "will," "continue," `estimate," "plan," "outlook," "may," "future,"
"projection," "likely," "possible," "would," "could," and variations of these statements and similar expressions are forward-looking statements as are any other statements relating to developments, events, occurrences, results, efforts or impacts. These forward-looking statements are based on current expectations and projections about future events. Forward-looking statements and the business prospects of Vineyard Oil & Gas are subject to a number of risks and uncertainties which may cause our actual results in future periods to differ materially from the forward-looking statements contained herein. These risks and uncertainities include, but are not limited to, our access to capital, the market demand for and prices of oil and natural gas, our oil and gas production and costs of production and costs of operation, results of our future drilling activities, the uncertainties of reserve estimates, general economic conditions, new legislation or regulatory changes, changes in accounting principles, policies or guidelines and environmental risks. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions, or otherwise.

CRITICAL ACCOUNTING POLICIES

        We prepare our condensed financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") and SEC guidance.
See the "Notes to Financial Statements" included in "Item 7. Financial
Statements" in our Annual Report on Form 10-KSB for the year ended December 31,
2004, for a more comprehensive discussion of our significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of our most critical accounting policies.

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

Capitalization, Depreciation, Depletion and Impairment of Long-Lived Assets

        See the "Successful Efforts Method of Accounting" discussion above.
Capitalized costs related to proved properties are depleted using the units-of-production method. Depreciation, depletion and amortization of proved oil and gas properties are calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties, are capitalized.

        Gas gathering systems are stated at cost. Depreciation expense is computed using the straight-line method over 15 years.

        Property and equipment are stated at historical cost. Depreciation of non-oil and gas properties is computed using the straight-line method over the useful lives of the assets ranging from 3 to 15 years for vehicles and equipment and 20 to 25 years for buildings and improvements. When assets other than oil and gas properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is expensed as incurred, and significant renewals and betterments are capitalized.

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

Allowance for Uncollectible Accounts Receivable

        Accounts receivable has been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.

Inventory Obsolescence.

        Inventory has been reduced by an allowance to adjust the carrying value
(lower of cost or market) downward to estimate for obsolescence. Periodically, internal evaluations are done on the Company's inventory overall, to determine if any significant event may materially affect our estimated obsolescence value.

Asset Retirement Obligations

        Under the provisions of SFAS 143, "Accounting for Asset Retirement
Obligations," we recognize a liability for the fair value of our asset retirement obligations associated with our tangible, long-lived assets. The entire asset retirement obligation recorded is related to the plugging and abandonment of our oil and gas properties. Subsequent to the adoption of SFAS
143,as of January 1, 2003, there has been no significant current period activity with respect to additional retirement obligations, or settled obligations.

Results of Operations

        Financial improvements continued into 2005 as the Company continues to
"fine tune" its gas marketing segment and expand drilling activities. Limiting exposure in the marketing segment ensures that commodity price risk remains at a minimum, resulting in improved profit margins. Vineyard was able to improve its margin in the marketing business segment by over $55,000 in the first quarter of
2005, when compared to the same period in the prior year. Total throughput volume of natural gas remained relatively level in the first quarter, but trends over the last couple of years show growth. The Company has been able to increase daily throughput by approximately 1,000 Dths over the last two years. More throughput volume converts to more business opportunity. Vineyard's strategy to grow its customer base and its producer base has been successful and is anticipated to continue throughout 2005 and beyond.

        Drilling activities continue moving forward, with 5 additional oil wells in progress in the first quarter of 2005. As these wells come on-line mid-year
2005, the Company expects oil production to increase to approximately 8,000 barrels for the year. Comparing this to the 3,728 barrels produced in 2004, the
Company expects significant improvement in the production business segment by fiscal year end 2005. Oil revenue is predicted to exceed $400,000 for the year.

First Quarters of 2005 and 2004 Compared

Revenues

        Total revenues of $11,138,138 in the first quarter of 2005 represent a
$390,163 or 4% increase over revenues in the same period in the prior year of
$10,747,975. Total revenue includes other income as well as reported revenues from Vineyard's three business segments.

        Gas marketing revenue, by far the largest business segment, reported earned revenues of $10,993,623, a $353,530 or 3% increase over the first three months of fiscal year 2004. Total natural gas throughput for the period remained relatively level, with a small decrease (57,778 Dth's) when volumes are compared to the prior year. Natural gas throughput reported for the first three months of
2005 totaled 1,043,387 Dth's, down from a total volume of 1,101,165 Dth's in
2004. More significantly, changes to pricing in the comparable periods had more effect on revenues generated from this business segment. The average market price (Nymex) for the first quarter of 2005 was $6.26, up $0.57 from average pricing ($5.69) in 2004. Looking further into 2005, the gap in gas marketing revenue between the two comparable periods is expected to widen as throughput increases and passes volumes recorded in 2004. Increases in the market price will have the same effect on marketing revenue as the increased volumes.

        Well services revenue was $8,598 in 2005, down $2,971 or 26% when compared to revenue of $11,569 in 2004. Revenue is generated in this business segment as monthly well maintenance services performed on third party wells. Performance of this segment does not have significant impact on the Company and is greatly related to our production business segment.

        Production and Royalties revenue totaled $89,215 achieving an increase of
$42,852 or 92% when compared to revenue levels of $46,363 in the prior year.
Increased revenue is attributable primarily to new oil production coming online later in 2004 impacting revenue in 2005. Revenue is expected to continue its upward trend as additional production comes online in the second and third quarters of 2005. Rent and other income achieved a small increase of $2,800 or
11% in 2005 totaling $27,206, compared to $24,406 reported in the first quarter of 2004. Known increases in rental revenue and increasing interest rates in
2005, have us believing that improved performance (however modest) will continue through 2005's year end. Revenue generated from Vineyard's interest in Northern
Pipeline, LLC. was $19,496 in 2005, up a modest $1,551 or 9% when compared to revenue levels in 2004 of $17,945. Operations and overall pipeline throughput remained somewhat unchanged for the comparable periods. However, known pipeline improvements and additions later in 2005, promise to increase throughput for the pipeline, improving revenue levels in the near future.

Costs and Expenses

        Total expenses in the first quarter of 2005 totaled $10,959,235, up
$370,328 or 3.5% over expenses in the prior year totaling $10,588,907.

        Gas marketing expense totaled $10,679,129 in 2005, up $298,080 or 3% over marketing expense levels of $10,381,049 in the first quarter of 2004. Marketing expenses consist primarily of costs associated with the commodity itself as well as routine charges (i.e., transportation charges, gathering fees, and fuel charges). The Company's ability to profitably match contractually purchased gas with sales agreements to deliver, taking into consideration additional charges related to logistics, has allowed us to continue to report margin from this business segment. Constant monitoring of the market and positioning the Company in advantageous "buy/sell" transactions has improved gas marketing margin levels in 2005 to a reported $314,494. This is up $55,450 or 21% from first quarter
2004 margin of $259,044.

        Well services expense increased by $3,506 or 39% in 2005 to
$12,493,compared with $8,987 reported for the same period in the prior year.
Increased costs in this business segment further deteriorated the margin, resulting in a loss of $11,186 after adding related depreciation expense, down from the positive margin of $911 reported in 2004.

        Production expenses totaled $11,120 in the first three months of 2005, up a modest $1,327 or 14% from $9,793 in the same period of 2004. Additional oil production online in 2005 resulted in increased costs but was outweighed by the increase in revenue. After taking into consideration the related depreciation, amortization and accretion expense, the profit margin for the production business segment was $40,516 for the first quarter of 2005, up by $34,930 from the profit margin of $5,586 for the same period in 2004.

        General and administrative expenses totaled $212,623 in 2005, up $56,199 or
35% from prior year levels of $156,424. Increases affected almost every category of these expenses, with the more significant increases associated with additional personnel. All of the additional "revenue generating" activities explained above have affected these expenses. However, anticipated revenue from these activities is expected to outweigh and outlast the increase in expenses.
This holds true in the first quarter as net income for 2005 was $159,903, increasing $835 from net income in 2004 of $159,068.

Liquidity and Capital Resources

Cash Flows

        Our primary source of cash in the three-month period ended March 31, 2005, as always, has been funds generated from operations. With all else remaining positive, the significant decrease or pay down in trade payables has adversely affected operational cash flow, resulting in a $283,916 use of cash for operations in the first quarter of 2005. Our liquidity is closely related to and dependent upon the current prices paid for natural gas. Higher market prices at
2004 year end result in higher payments in early 2005 when revenue generated is lower due to lower market prices. Longer payment terms with our producers than terms contracted with our customers allow sudden market swings to affect operational cash flow. However, our positive working capital indicates that the
Company has the resources (i.e., cash reserves) to weather these price swings in the short term.

Capital Expenditures

        During the first three months of 2005, we spent $100,710 on drilling activities and other capital expenditures. These capital expenditures are directly related to the Company's continued drilling operations into 2005. We expect to spend approximately $300,000 additionally,in 2005 on drilling activities. Although financing for these activities is available, the Company expects existing cash resources to be adequate to cover these expenditures.
Payment from additional oil and gas production later in 2005 will offset any adverse effects to cash flow from these capital expenditures. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas and the scope and success of our drilling activities. There can be no assurance that our current and future drilling activities will provide adequate liquidity for the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Among other risks, we are exposed to interest rate and commodity price risks. In both cases, the Company believes that it has taken reasonable precautions to limit risk. However, there can be no assurance that all unknown future events have been protected against.

        The interest rate risk noted relates to an existing revolving credit facility as well as any new debt financing needed to fund capital requirements.
Currently, risk in this area is limited through minimal use of the existing credit facility. If market interest rates increased by 1%, the increase in interest expense in the first quarter would be approximately $1,200, assuming that the existing credit facility was fully utilized. Additional financing could be significantly impacted by rate increases; however currently the Company does not anticipate any borrowing needs.

        The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. Currently, natural gas and oil production of the Company does not reach levels sufficient to raise the potential of any serious financial risk. However, if needed commodity price risk exposure could be minimized by a combination of futures contracts and fixed-price physical contracts. To quantify the minimal risk to the Company's current oil production, if the price of crude oil decreased $3.00 per bbl, oil sales revenue for the first quarter of 2005 would decrease by approximately $5,000.

Item 4. Controls and Procedures

        As of the end of the quarterly period ended March 31, 2005, Stephen B.
Millis, our Chief Executive Officer, and James M. Reynard, our Chief Financial
Officer, evaluated the effectiveness of our disclosure controls and procedures.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer
believe that our disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting

        There has not been any change in our internal control over financial reporting during the quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

        Not Applicable

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits

        (a) Exhibits

        31.1*           Certification by Chief Executive Officer pursuant to Rule
                        13a - 14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2*           Certification by Chief Financial Officer pursuant to Rule
                        13a - 14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1*           Certification by Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2*           Certification by Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

                None

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VINEYARD OIL & GAS COMPANY

Date: December 22, 2005                 By: /s/ Stephen B. Millis
                                        Stephen B. Millis, President
                                        Chief Executive Officer

Date: December 22, 2005                 By: /s/ James M. Reynard
                                        James M. Reynard, Controller,
                                        Treasurer and Secretary to the Board
                                        of Directors, Chief Financial Officer