Form 10QSB/A
period 2003-03-31
VINEYARD OIL & GAS CO
filed 2006-01-26
CIK 777582

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 (Amendment #3)

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

     Common Stock, No Par Value - 5,325,562.50 shares as of January 9, 2006

                                       1

                       Statement Regarding This Amendment

We are amending our Form 10-QSB for the period ended March 31, 2003, as originally filed on August 21, 2003 and amended on November 28, 2003 and December 23, 2005.
We have expanded the footnote disclosure related to SFAS 143 and made other modifications to the footnotes. In addition, we have restated the manner in which we accounted for our asset retirement obligation/well plugging reserve. We have also expanded our disclosure of the earnings per share amount to include the effects of the cumulative effect of a change in accounting principle. In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB/A previously filed by the
Company on December 23, 2005.

                                       2

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

Per share amounts
  Earnings per common share - assuming no dilution
    Income (loss) before cumulative effect of a
     change in accounting principle                  $    (0.072)       N/A
    Cumulative effect on prior years (to January 1,
     1990) of adoption of SFAS 143                   $    (0.158)       N/A
    Net income                                       $    (0.230)       N/A
                                                     ============    =======

  Earnings per common share - assuming dilution
    Income (loss) before cumulative effect of a
     change in accounting principle                  $    (0.072)       N/A
    Cumulative effect on prior years (to January 1,
     1990) of adoption of SFAS 143                   $    (0.158)       N/A
    Net income                                       $    (0.230)       N/A
                                                     ============    =======

See notes to condensed financial statements

                                       5

ITEM 3.  CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were not effective as of March
31, 2003, but are effective as of the date this report is being filed. The
Company recently instituted changes to its financial reporting process to address the respects in which the Company's disclosure controls and procedures were ineffective as of March 31, 2003. These changes include the following:

o Engagement of consultants to assist in the preparation of periodic reports with the Securities and Exchange Commission, or SEC. The Company has
  determined that, as a small public company with limited financial and accounting staff, its personnel do not have the level and depth of experience and expertise to prepare periodic reports that consistently comply with applicable SEC requirements, especially in light of the increasing complexity of the applicable accounting, corporate governance and other requirements that impact these reports. To address this deficiency, the Company has engaged consultants to assist it with the preparation of SEC periodic reports. These consultants are experienced accountants with significant experience who, through their service to the
  Company and other public companies, keep abreast of SEC requirements and help the Company ensure that it satisfies those requirements.

o Engagement of legal counsel to ensure compliance with all SEC regulations.
  In addition, we have recently engaged legal counsel that has significant experience assisting public companies with the preparation of periodic reports to be filed with the SEC. The Company believes that having experienced legal counsel available will enable it to better understand applicable SEC reporting requirements and be more proactive in complying with them.

o Use of prepared checklists for the preparation of periodic SEC reports to ensure the completeness and accuracy of those reports. The Company has adopted the practice of using prepared checklists for upcoming SEC periodic reports that set forth new and changing requirements to ensure that those requirements are satisfied in the periodic reports.

o Increased attention to the process of preparing periodic reports by the management of the Company. Consistent with applicable SEC requirements, senior management of the Company has increased its direct involvement in the SEC reporting process. Senior management's increased involvement in the
  SEC reporting process has resulted in the devotion of increased resources to this process and a heightened attention to the disclosure process among
  Company personnel.

Management considers these changes significant improvements to the Company's disclosure controls and procedures.

                                       15

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2006
VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President

/s/ James M. Reynard
JAMES M. REYNARD            Secretary/Treasurer

                                       17