Form 10QSB/A
period 2003-06-30
VINEYARD OIL & GAS CO
filed 2006-01-26
CIK 777582

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

     Common Stock, No Par Value - 5,325,562 shares as of January 9, 2006

                                       1

                       Statement Regarding This Amendment

We are amending our Form 10-QSB for the period ended June 30, 2003, as originally filed on September 24, 2003 and amended on November 28, 2003 and
December 23, 2005. We have expanded the footnote disclosure related to SFAS 143 and made other modifications to the footnotes. In addition, we have restated the manner in which we accounted for our asset retirement obligation/well plugging reserve. We have also expanded our disclosure of the earnings per share amount to include the effects of the cumulative effect of a change in accounting principle. Finally, Item 3 Controls and Procedures, was expanded to include recent changes/improvements in this area. In all other material respects, this
Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB/A previously filed by the Company on December 23, 2005.

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

Per share amounts
  Earnings per common share -
   assuming no dilution
    Income (loss) before
     cumulative effect of a
     change in accounting
     principle                 $  0.005         N/A   $    (0.067)      N/A
    Cumulative effect on prior
     years (to January 1, 1990)
     of adoption of SFAS 143   $      -         N/A   $    (0.158)      N/A
    Net income                 $  0.005         N/A   $    (0.225)      N/A
                               =========     ======   ============    ======

  Earnings per common share -
   assuming dilution
    Income (loss) before
     cumulative effect of a
     change in accounting
     principle                 $  0.005         N/A   $    (0.067)      N/A
    Cumulative effect on prior
     years (to January 1, 1990)
     of adoption of SFAS 143   $      -         N/A   $    (0.158)      N/A
    Net income                 $  0.005         N/A   $    (0.225)      N/A
                               =========     ======   ============    ======

See notes to condensed financial statements.

                                       5

ITEM 3.  CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were not effective as of June
30, 2003, but are effective as of the date this report is being filed. The
Company recently instituted changes to its financial reporting process to address the respects in which the Company's disclosure controls and procedures were ineffective as of June 30, 2003. These changes include the following:

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

                                       16

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2006
VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President

/s/ James M. Reynard
JAMES M. REYNARD            Secretary/Treasurer

                                       18