Form 10KSB/A
period 2003-12-31
VINEYARD OIL & GAS CO
filed 2006-01-26
CIK 777582

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                 (Amendment #1)

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

As of January 9, 2006 there were 5,325,562 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of the Registrant on that date is unknown. The Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

Documents Incorporated By Reference
None.

                                       1

                       Statement Regarding This Amendment

We are amending our Form 10-KSB for the period ended December 31, 2003, as originally filed on December 23, 2005. We have expanded the footnote disclosure related to SFAS 143 and made other modifications to the footnotes. In addition, we have restated the manner in which we accounted for our asset retirement obligation/well plugging reserve. We have also expanded our disclosure of the earnings per share amount to include the effects of the cumulative effect of a change in accounting principle. Finally, Item 8A Controls and Procedures, was expanded to include recent changes/improvements in this area. In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed by the Company on December 23,
2005.

                                       2

ITEM 8A. CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were not effective as of December
31, 2003, but are effective as of the date this report is being filed. The
Company recently instituted changes to its financial reporting process to address the respects in which the Company's disclosure controls and procedures were ineffective as of December 31, 2003. These changes include the following:

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

January 9, 2006

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

                                       24

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
                                                  ============    ============

Per share amounts
  Earnings per common share - assuming no dilution
    Income (loss) before cumulative effect of a
     change in accounting principle                  $    (0.038)    $(0.008)
    Cumulative effect on prior years (to January 1,
     1990) of adoption of SFAS 143                   $    (0.158)         -
    Net income                                       $    (0.196)    $(0.008)
                                                     ============    ========

  Earnings per common share - assuming dilution
    Income (loss) before cumulative effect of a
     change in accounting principle                  $    (0.038)    $(0.008)
    Cumulative effect on prior years (to January 1,
     1990) of adoption of SFAS 143                   $    (0.158)         -
    Net income                                       $    (0.196)    $(0.008)
                                                     ============    ========

See notes to financial statements.

                                       29