Form 10QSB/A
period 2004-03-31
VINEYARD OIL & GAS CO
filed 2006-01-26
CIK 777582

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

     Common Stock, No Par Value - 5,325,562.50 shares as of January 9, 2006

                                       i

                       Statement Regarding This Amendment

We are amending our Form 10-QSB for the period ended March 31, 2004, as originally filed on December 23, 2005. We have expanded our disclosure of the earnings per share amount to include the effects of the cumulative effect of a change in accounting principle. We have also modified the balance sheet and footnotes to include disclosure of certain assets classified as Held for Sale. And finally,
Item 3 Controls and Procedures, was expanded to include recent changes/improvements in this area. In all other material respects, this Amended
Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form
10-QSB previously filed by the Company on December 23, 2005.

                                       1

PART 1 - ITEM 1.              FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEETS
                           VINEYARD OIL & GAS COMPANY

                                                        March 31,  December 31,
                                                          2004        2003
                                                      (unaudited)
ASSETS
Current Assets
  Cash                                                 $1,946,224  $ 1,766,764
  Accounts receivable,net                               4,080,308    3,857,489
  Inventories, net                                         40,918       40,918
  Prepaid expenses                                         87,789      117,907
Total Current Assets                                    6,155,238    5,783,078

Property, Plant and Equipment
  Land and land improvements                              193,680      193,680
  Building and improvements                               267,659      267,659
  Oil and gas properties                                  352,055    5,885,064
  Drilling and other equipment                          1,031,712    1,198,606
                                                        1,845,106    7,545,009

  Less accumulated depreciation                        (1,519,205)   (7,115,632)
                                                          325,901      429,377
Other Assets
  Assets held for sale                                    141,702            -
  Cash restricted for well plugging                       253,764      253,429
  Investment in jointly-owned company                      58,336       73,244
                                                          453,802      326,673

TOTAL ASSETS                                          $ 6,934,941  $ 6,539,128

The accompanying notes are an integral part of these condensed financial statements.

                                       2

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
                           VINEYARD OIL & GAS COMPANY

                                            3 Months Ended   3 Months Ended
                                            March 31, 2004   March 31, 2003
Earned Revenues
   Gas marketing                            $10,640,093      $13,454,799
   Well services                                 11,569           10,815
   Production and royalties                      46,363          132,028
   Equipment rental                                   -           57,567
                                             10,698,025       13,655,209
Other Income
   Gain on sale of an asset                       7,600                -
   Rent and other income                         24,406           18,463
   Equity in earnings of jointly-
   owned company                                 17,945           32,165
                                             10,747,976       13,705,837

Cost and Expenses
   Direct costs of earned revenues
     Gas marketing                           10,381,049       13,742,194
     Well services                                8,987           29,999
     Production                                   9,793           50,117
     Equipment expenses                             -             56,970
     Accretion expense                           18,182           16,993
     Depreciation/amortization                   14,473           18,714
                                             10,432,484       13,914,987

   General and Administrative                   153,090          169,347
   Depreciation                                   3,334            3,334
   Interest                                           -            1,108
                                             10,588,908       14,088,776

Net income (loss) before cumulative
 effect of change in accounting principle       159,068         (382,939)

Cumulative effect of change in
 accounting principle
         Depreciation                                 -          275,691
         Accretion                                    -          568,070
                                                      -          843,761

Net income (loss) before income taxes           159,068       (1,226,700)

Income taxes (Note 3)                                 -                -

                                       4

Net income (loss)                               159,068       (1,226,700)

Per share amounts
  Earnings per common share - assuming no
      dilution
    Income (loss) before cumulative effect
     of a change in accounting principle    $     0.030      $    (0.072)
    Cumulative effect on prior years (to
     January 1, 1990) of adoption of SFAS
     143                                    $         -           (0.158)
    Net income                              $     0.030      $    (0.230)
                                            ============     ============

  Earnings per common share - assuming
      dilution
    Income (loss) before cumulative effect
     of a change in accounting principle    $     0.030      $    (0.072)
    Cumulative effect on prior years (to
     January 1, 1990) of adoption of
     SFAS 143                               $         -      $    (0.158)
    Net income                              $     0.030      $    (0.230)
                                            ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                                       5

8. ASSETS HELD FOR SALE

        On January 1, 2004 and December 31, 2004, the company entered into two agreements to sell certain gas wells to unrelated entities for cash of approximately $525,000 and $235,000, respectively. Since the dates the company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations. Assuming the sales are consummated (for which there can be no assurance), the company anticipates to recognize a gain of approximately
$517,000, net of income taxes of $57,000. Also the company will realize a reduction in the Asset Retirement Obligation of $1,057,153 Because the decision was made to offer these assets for sale in 2004, the company will reclassify the net book value of such assets to "Assets held for sale" respective of the agreement dates. The net book value of the assets relative to the agreement dated January 1, 2004 was determined to be $141,702 and were reclassified as of the same date.

                                       11

ITEM 3.  CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were not effective as of March
31, 2004, but are effective as of the date this report is being filed. The
Company recently instituted changes to its financial reporting process to address the respects in which the Company's disclosure controls and procedures were ineffective as of March 31, 2004. These changes include the following:

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

                                       14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2006

VINEYARD OIL & GAS COMPANY

/s/ Stephen B. Millis
STEPHEN B. MILLIS           President

/s/ James M. Reynard
JAMES M. REYNARD            Secretary/Treasurer