Form 10QSB/A
period 2004-09-30
VINEYARD OIL & GAS CO
filed 2006-01-26
CIK 777582

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

                       Statement Regarding This Amendment

We are amending our Form 10-QSB for the period ended September 30, 2004, as originally filed on December 23, 2005. We have expanded our disclosure of the earnings per share amount to include the effects of the cumulative effect of a change in accounting principle. We have also modified the balance sheet and footnotes to include disclosure of certain assets classified as Held for Sale.
And finally, Item 3 Controls and Procedures, was expanded to include recent changes/improvements in this area. In all other material respects, this Amended
Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form
10-QSB previously filed by the Company on December 23, 2005.

                                       1

PART 1 - ITEM 1.              FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEETS
                           VINEYARD OIL & GAS COMPANY

                                                 September 30,   December 31,
                                                 2004            2003
                                                (unaudited)
ASSETS
Current Assets
  Cash                                         $ 2,309,380     $ 1,766,764
  Accounts receivable,net                        3,520,560       3,857,489
  Inventories, net                                  29,607          40,918
  Prepaid expenses                                  97,772         117,907
Total Current Assets                             5,957,319       5,783,078

Property, Plant and Equipment
  Land and land improvements                       193,680         193,680
  Building and improvements                        271,397         267,659
  Oil and gas properties                           710,971       5,885,064
  Drilling and other equipment                     847,509       1,198,606
                                                 2,023,557       7,545,009

  Less accumulated depreciation                 (1,344,390)      (7,115,632)
                                                   679,167         429,377

Other Assets
  Assets held for sale                             141,702               -
  Cash restricted for well plugging                306,934         253,429
  Investment in jointly-owned company               79,320          73,244
                                                   527,956         326,673

TOTAL ASSETS                                   $ 7,164,442     $ 6,539,128
                                               ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                                       2

8. ASSETS HELD FOR SALE

        On January 1, 2004 and December 31, 2004, the company entered into two agreements to sell certain gas wells to unrelated entities for cash of approximately $525,000 and $235,000, respectively. Since the dates the company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations. Assuming the sales are consummated (for which there can be no assurance), the company anticipates to recognize a gain of approximately
$517,000, net of income taxes of $57,000. Also the company will realize a reduction in the Asset Retirement Obligation of $1,087,379. Because the decision was made to offer these assets for sale in 2004, the company will reclassify the net book value of such assets to "Assets held for sale" respective of the agreement dates. The net book value of the assets relative to the agreement dated January 1, 2004 was determined to be $141,702 and were reclassified as of the same date.

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

                                       4

Income taxes (Note 3)                  -           -            -           -

Net income (loss)                 59,175       2,879      264,990  (1,196,108)

Per share amounts
  Earnings per common share -
   assuming no dilution
    Income (loss) before
     cumulative effect of a
     change in accounting
     principle                 $    0.011     $ 0.001  $     0.050     $(0.066)
    Cumulative effect on prior
     years (to January 1, 1990)
     of adoption of SFAS 143   $        -     $     -  $         -     $(0.158)
    Net income                 $    0.011     $ 0.001  $     0.050     $(0.224)
                               ==========     =======  ============    =======

  Earnings per common share -
   assuming dilution
    Income (loss) before
     cumulative effect of a
     change in accounting
     principle                 $    0.011     $ 0.001  $     0.050     $(0.066)
    Cumulative effect on prior
     years (to January 1, 1990)
     of adoption of SFAS 143   $        -     $     -  $         -     $(0.158)
    Net income                 $    0.011     $ 0.001  $     0.050     $(0.224)
                               ==========     =======  ============    ========

The accompanying notes are an integral part of these condensed financial statements.

                                       5

ITEM 3.  CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were not effective as of September
30, 2004, but are effective as of the date this report is being filed. The
Company recently instituted changes to its financial reporting process to address the respects in which the Company's disclosure controls and procedures were ineffective as of September 30, 2004. These changes include the following:

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