Form 10KSB/A
period 2004-12-31
VINEYARD OIL & GAS CO
filed 2006-01-26
CIK 777582

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

As of January 9, 2006 , there were 5,325,562.50 shares of common stock issued and outstanding. The aggregate value of the voting stock held by non-affiliates of the Registrant on that date is unknown. The Registrant's stock is not listed on any exchange and private sale information is unavailable to management.

Documents Incorporated By Reference
None.

                                       i

                       Statement Regarding This Amendment

We are amending our Form 10-KSB for the period ended December 31, 2004, as originally filed on December 29, 2005. We have expanded our disclosure of the earnings per share amount to include the effects of the cumulative effect of a change in accounting principle. And, Item 8A Controls and Procedures, was expanded to include recent changes/improvements in this area. In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed by the Company on December 29,
2005.

                                       1

General and administrative expenses totaled $612,070 in 2004, decreasing
$138,591 or 18% from the prior year of $750,661. Reduction in expenses occurred in almost every expense item. The reduction in general and administrative expenses was deliberate and the result of all personnel contributing to controlling expenses in 2004. The remaining depreciation expense modestly increased by $669 in 2004 to total $14,005. This depreciation expense is the depreciation of assets not directly related to any of the business segments.

                                       15

ITEM 8A. CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures were not effective as of December
31, 2004, but are effective as of the date this report is being filed. The
Company recently instituted changes to its financial reporting process to address the respects in which the Company's disclosure controls and procedures were ineffective as of December 31, 2004. These changes include the following:

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

                                       23

/s/Robert L. Garfield        Director
ROBERT L. GARFIELD

/s/Daryl Sobol               Director
DARYL SOBOL

/s/ James J. MacFarlane      Director
JAMES J. MACFARLANE

                                       24

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

December 29, 2005
North East, Pennsylvania

                                       26

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
                                                 ============= ============

Per share amounts
  Earnings per common share - assuming no dilution
    Income (loss) before cumulative effect of a
     change in accounting principle                  $     0.026     $(0.038)
    Cumulative effect on prior years (to January 1,
     1990) of adoption of SFAS 143                   $         -     $(0.158)
    Net income                                       $     0.026     $(0.196)
                                                     ============    ========

  Earnings per common share - assuming dilution
    Income (loss) before cumulative effect of a
     change in accounting principle                  $     0.026     $(0.038)
    Cumulative effect on prior years (to January 1,
     1990) of adoption of SFAS 143                   $         -     $(0.158)
    Net income                                       $     0.026     $(0.196)
                                                     ============    ========

The accompanying notes are an integral part of these condensed financial statements.

                                       29

                          VINEYARD OIL AND GAS COMPANY
                          Notes to Financial Statements
                                December 31, 2004

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

A reconciliation of the Company's liability for asset retirement obligations for the year ended December 31, 2004 and 2003 is as follows:

                                                        2004           2003

Asset retirement obligation, Beginning              $1,038,972     $         -
    Cumulative effect adjustment                             -         971,000
    Plugging activity                                   (6,140)              -
    Accretion expense                                   72,726          67,972
    Increase for additional oil wells                   19,000               -

 Asset retirement obligation, Ending                $ 1,124,558    $ 1,038,972
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

        On January 1, 2004 and December 31, 2004, the company entered into two agreements to sell certain gas wells to unrelated entities for cash of approximately $525,000 and $235,000, respectively. Since the dates the company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations. Assuming the sales are consummated (for which there can be no assurance), the company anticipates to recognize a gain of approximately
$517,000, net of income tax of $57,000. Also the company will realize a reduction in the Asset Retirement Obligation of $1,105,559.  Because the decision was made to offer these assets for sale in 2004, the company reclassified the net book value of such assets to "Assets held for sale" respective of the agreement dates. The net book value of the assets relative to the two agreements dated January 1, 2004 and December 31, 2004 was determined to be $186,033 and were reclassified as of the same date.

                                       33

NOTE C - INCOME TAXES

    The components of the provision (benefit) for income taxes are:

                                       34

                                                     2004           2003
    Current
      Federal                                      $      0      $       0
      State                                          14,500              0
                                                   $ 14,500              0

    Deferred
      Federal                                        42,183       (355,725)
      State                                               -        (69,053)
      Valuation allowance                                 -        424,778
      Net operating loss (benefit)                  (42,183)             -
                                                          -              -

    Total tax provision                            $ 14,500      $       -
                                                   =========     ==========

The Company has available at December 31, 2004, unused operating loss carryforwards, which may provide for future tax benefits expiring as follows:

                                       35

                                   Federal              Pennsylvania
                Year of       Unused Operating       Unused Operating
              Expiration      Loss Carryforward      Loss Carryforward

                 2005          $        0               $       0
                 2006             102,646                       0
                 2007               5,592                       0
                 2008              51,581                       0
                 2009                   0                       0
                 2010                   0                       0
                 2011              43,824                       0
                 2012                 418                       0
                 2013                   0                       0
                 2014             159,937                       0
                 2015             302,085                       0
                 2016                   0                       0
                 2017                   0                       0
                 2018              64,804                       0

                               $  730,887              $        0
                               ==========              ==========