Form 10-Q/A
period 2005-03-31
VINEYARD OIL & GAS CO
filed 2006-01-26
CIK 777582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                 (Amendment #1)

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

As of January 9, 2006 , Vineyard Oil & Gas Company had outstanding 5,325,562.50 shares of common stock, without par value, which is its only class of stock.

                                       i

                       Statement Regarding This Amendment

We are amending our quarterly report on Form 10-Q for the period ended March 31,
2005, as originally filed on December 29, 2005. We modified the balance sheet to disclosure related party transactions. We also modified, Item 4 Controls and
Procedures, to include recent changes/improvements in this area. In all other material respects, this Amended Quarterly Report on Form 10-Q/A is unchanged from the Quarterly Report on Form 10-Q previously filed by the Company on
December 29, 2005.

                                       1

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
                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable
    Trade                                  $ 3,332,356        $ 3,413,518
    Related Party                            2,823,575          3,718,437
    Production distribution payable             72,916             73,246
  Accrued expenses                             171,897            223,523

         Total Current Liabilities           6,400,744          7,428,724

Long-term Liabilities
  Accrued well plugging liability            1,147,049          1,124,558

Total Liabilities                            7,547,793          8,553,282

Shareholders' Equity
  Common Stock, authorized 15,000,000
     shares without par value, issued
     5,325,562.5 shares at stated value
     of $.05                                   266,278            266,278
 Additional paid-in capital                  4,965,430          4,965,430
  Retained earnings (deficit)               (4,013,084)        (4,172,987)
  Less: cost of 67,944 shares held in
     treasury                                 (224,920)          (224,920)
         Total Shareholders' Equity            993,704            833,801

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 8,541,497        $ 9,387,083
                                           ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                                       2

6. ASSETS HELD FOR SALE

        On January 1, 2004 and December 31, 2004, the Company entered into two agreements to sell certain gas wells to unrelated entities for cash of approximately $525,000 and $235,000, respectively. Since the dates the Company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations. Assuming the sales are consummated (for which there can be no assurance), the Company anticipates that it will recognize a gain of approximately $517,000, net of income taxes of $57,000. Also the Company will realize a reduction in the Asset Retirement Obligation of $1,127,670. Because
the decision was made to offer these assets for sale in 2004, the Company reclassified the net book value of such assets, which aggregate $186,033, to
"Assets held for sale" as of the dates of the respective agreements.

                                       8

Costs and Expenses

        Total expenses in the first quarter of 2005 totaled $10,960,235 , up
$371,328 or 3.5% over expenses in the prior year totaling $10,588,907.

                                       11

ITEM 4.  CONTROLS AND PROCEDURES

        As of the date of this report, Stephen B. Millis, our Chief Executive
Officer, and James M. Reynard, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer believe that our disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting

        There has not been any change in our internal control over financial reporting during the quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                       13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VINEYARD OIL & GAS COMPANY

Date: January 9, 2006                   By: /s/ Stephen B. Millis
                                        Stephen B. Millis, President
                                        Chief Executive Officer

Date: January 9, 2006                   By: /s/ James M. Reynard
                                        James M. Reynard, Controller,
                                        Treasurer and Secretary to the Board
                                        of Directors, Chief Financial Officer