Form 10-Q
period 2005-06-30
VINEYARD OIL & GAS CO
filed 2006-01-26
CIK 777582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended June 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
   For the transition period from _________________to___________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). [ ] Yes [X] No

As of January 9, 2006, Vineyard Oil & Gas Company had outstanding 5,325,562 shares of common stock, without par value, which is its only class of stock.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                           VINEYARD OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS

                                         June 30,          December 31,
                                           2005                2004
ASSETS                                 (unaudited)
Current Assets
  Cash                                  $ 2,565,658        $ 2,372,833
  Accounts receivable, net                3,941,036          5,661,900
  Inventories, net                           24,605             24,705
  Prepaid expenses                          284,733            180,829
         Total Current Assets             6,816,032          8,240,267

Property, Plant and Equipment
  Land and land improvements                193,680            193,680
  Building and improvements                 278,648            277,134
  Oil and gas properties                    829,114            521,973
  Drilling and other equipment              974,638            871,479
                                          2,276,080          1,864,266
Less accumulated depreciation            (1,188,274)        (1,133,584)
         Property, Plant and Equipment    1,087,806            730,682

Other Assets
  Assets held for sale                      186,033            186,033
  Cash restricted for well plugging         157,333            157,333
  Investment in jointly - owned company      72,516             72,768
         Total Other Assets                 415,882            416,134

TOTAL ASSETS                            $ 8,319,720        $ 9,387,083
                                        ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable
    Trade                               $ 2,670,932        $ 3,413,518
    Related party                         3,223,710          3,718,437
    Production distribution payable          23,624             73,246
  Accrued expenses                          218,585            223,523
         Total Current Liabilities        6,136,851          7,428,724

Long-term liabilities
  Accrued Well Plugging Liability         1,169,540          1,124,558

Total Liabilities                         7,306,391          8,553,282

Shareholders' Equity
  Common Stock, authorized 15,000,000
   shares without par value, issued
   5,325,562.5 shares at stated value
   of $.05                                  266,278            266,278
 Additional paid-in capital               4,965,430          4,965,430
  Retained earnings (deficit)            (3,993,459)        (4,172,987)
  Less: cost of 67,944 shares held in
    treasury                               (224,920)          (224,920)
         Total Shareholders' Equity       1,013,329            833,801

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                               $ 8,319,720        $ 9,387,083
                                        ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                             3 Months Ended   3 Months Ended   6 Months Ended   6 Months Ended
                              June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
Revenues
   Gas marketing               $ 8,961,428      $ 8,901,822      $19,955,051       $19,541,915
   Well services                    7 ,747            9,549           16,345            21,118
   Production and royalties         65,330           42,288          154,545            88,651
                                 9,034,505        8,953,660       20,125,941        19,651,683
Other Income
   Gain on sale of an asset              -            5,000                -            12,600
   Rent and other income            39,321           22,421           66,527            46,827
   Equity in earnings of
    jointly-owned company           22,107           17,014           41,603            34,959
                                 9,095,933        8,998,095       20,234,071        19,746,070

Cost and Expenses
   Gas marketing                 8,811,578        8,756,637       19,490,707        19,137,686
   Well services                     4,872           18,285           17,365            27,272
   Production                       12,771           13,134           23,891            22,927
   Accretion expense                22,603           21,891           44,982            36,364
   Depreciation/amortization        24,526           11,256           47,017            29,438
                                 8,876,350        8,821,204       19,623,962        19,253,687

   General and administrative      194,587          126,702          402,210           279,792
   Depreciation                      3,871            3,443            7,674             6,777
   Interest                              -                -              197                 -
                                 9,074,808        8,951,349       20,034,043        19,540,257

Net income before income taxes      23,125           46,746          202,028           205,813

Income taxes                         2,500                -           20,500                 -

Net income                     $    19,625      $    46,746      $   179,528       $   205,813
                               ===========      ===========      ===========       ===========

Basic earnings per common share     0.0037           0.0088           0.0337            0.0386

Diluted earnings per common share   0.0037           0.0088           0.0337            0.0386

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                  Statements of Shareholders' Equity (Deficit)
                                   (Unaudited)

                                           Capital in     Retained
                               Common      Excess of      Earnings      Treasury
                               Stock       Par Value      (Deficit)     Stock

Balance at January 1, 2003     $  266,278  $  4,965,430   $(3,264,447)  $(224,920)

Net (Loss) For the Year                 0             0    (1,046,259)          0

Balance at December 31, 2003      266,278     4,965,430    (4,310,706)   (224,920)

Net Income For the Year                 0             0       137,719           0

Balance at December 31, 2004      266,278     4,965,430    (4,172,987)   (224,920)

Net Income For the Period               0             0       179,528           0

Balance at June 30, 2005       $  266,278  $  4,965,430   $(3,993,459)  $(224,920)
                               ==========  ============   ============  ==========

The accompanying notes are an integral part of these condensed financial statements

                           VINEYARD OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                         3 Months Ended   3 Months Ended   6 Months Ended   6 Months Ended
                                          June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004

Cash flow from operating activities:
Income from operations                     $    19,625      $     46,746     $    179,528     $    205,184
Adjustments To Reconcile Net Income
  to Net Cash Provided by
  Operating Activities:
 Depreciation and amortization                  28,509            18,408           54,691           36,215
 Accretion                                      22,491            18,182           44,982           36,364
 Provision for losses on accounts receivable     4,376            15,023            9,868           14,136
 Gain on sale of property                            -            (5,000)               -          (12,600)
 Income from investment in jointly-
 owned company                                 (21,028)          (17,014)         (39,444)         (34,959)

Changes in operating assets and
liabilities providing (using) cash:
  Accounts receivable                        1,167,442          (165,675)       1,710,995         (387,609)
  Inventories                                      100             7,979              100            7,979
   Prepaid expenses                           (108,763)           22,009         (103,904)          52,127
  Accounts payable                            (261,290)          628,241       (1,237,313)         853,320
   Accrued expenses                             (2,604)           (5,903)         (54,560)         (12,415)
   Accrued well plugging                             -            (5,453)               -           (5,453)
Net cash provided by
operating activities                           848,858           557,543          564,943          752,919

Cash flow from investing activities:
Capital expenditures                          (334,504)          (70,965)        (435,215)        (126,999)
Proceeds from asset sale                             -             5,000           23,401           12,600
Distributions from investment in
jointly-owned company                           22,624            29,431           39,696           62,284

Net cash used in investing
 activities                                   (311,880)          (36,534)        (372,118)         (52,115)

Increase in cash                               536,978           521,009          192,825          700,804
Cash at beginning of period                  2,186,013         2,199,988        2,530,166        2,020,193

Cash at end of period                      $ 2,722,991      $  2,720,997     $  2,722,991     $  2,720,997
                                           ============     =============    =============    =============

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2005

1. BASIS OF PRESENTATION

        Unless the context requires otherwise or unless otherwise noted, when we use the terms "Vineyard Oil & Gas Company", "Vineyard", "we", "us", "our" or the
"Company", we are referring to Vineyard Oil & Gas Company ("Registrant").

        The accompanying unaudited condensed financial statements of Vineyard Oil and Gas have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the Annual Report on Form
10-KSB for the year ended December 31, 2004.

2. PRIMARY EARNINGS PER SHARE

        Primary earnings per share are determined by dividing net income by the weighted average number of common shares outstanding (5,325,562.50 in 2005 and
2004).

3. INCOME TAX

        No federal income tax was due or paid during the periods ended June 30,
2005, and 2004, due to available operating loss carry forwards.

        State income tax of $20,500 and $0 was due for the periods ended June 30,
2005 and 2004, respectively.

4. CASH FLOW INFORMATION

        For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short-term investments with original maturities of three months or less. Short-term investments consist of money market funds, and are reported at market value, which equals cost.

        Cash payments for interest and income taxes were as follows:

        Cash paid during the six month period ended June 30, for:

                                            2005            2004
        Interest                           $  197         $  -0-
        Income taxes                          -0-            -0-

        Cash consists of the following for the periods indicated:

                                              June 30, 2005    December 31, 2004

        Cash in bank                          $  2,565,658       $  2,372,833
        Cash restricted for well plugging          157,333            157,333

                                              $  2,722,991       $  2,530,166

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

        The Company's segment profit or loss and assets are as follows:

                                   Gas                         Oil & Gas    All
                                   Marketing    Well Services  Production   Others         Totals
June 30, 2005

Revenues from external customers   $19,955,051  $   16,345     $  154,545   $        -     $ 20,125,941

Other revenue                              -0-         -0-            -0-      108,130          108,130

Depreciation, accretion and
amortization                               -0-       3,298         83,299       13,076           99,673

Segment (loss) profit                  464,344      (4,318)        47,355     (305,353)         179,528

Segment assets                       4,019,676     253,278      1,237,631    2,809,135        8,319,720

Expenditures for segment assets            -0-      49,141        307,141       55,532          411,814

                                   Gas                         Oil & Gas    All
                                   Marketing    Well Services  Production   Others         Totals
June  30, 2004

Revenues from external customers   $ 19,541,915 $    21,118    $    88,651  $        -     $  19,651,684

Other revenue                               -0-         -0-            -0-      94,386            94,386

Depreciation, accretion and
amortization                                -0-       3,834         61,968       6,777            72,579

Segment (loss) profit                   404,229      (9,988)         3,756    (192,183)          205,814

Segment assets                        4,290,218     182,309        563,232   2,581,000         7,616,759

Expenditures for segment assets             -0-         -0-        106,582      20,417           126,999

        Revenue from segments below quantitative thresholds are the Company's equity in earnings of its jointly-owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "All Others"

6. ASSETS HELD FOR SALE

        On January 1, 2004 and December 31, 2004, the Company entered into two agreements to sell certain gas wells to unrelated entities for cash of approximately $525,000 and $235,000, respectively. Since the dates the Company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations. Assuming the sales are consummated (for which there can be no assurance), the Company anticipates that it will recognize a gain of approximately $517,000, net of income taxes of $57,000. Also the Company will realize a reduction in the Asset Retirement Obligation of $1,149,781. Because
the decision was made to offer these assets for sale in 2004, the Company reclassified the net book value of such assets, which aggregate $186,033, to
"Assets held for sale" as of the dates of the respective agreements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations.

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
See the "Notes to Financial Statements" included in "Item 8. Financial
Statements and Supplementary Data" in our Annual Report on Form 10-KSB for the
year ended December 31, 2004, for a more comprehensive discussion of our significant accounting policies. GAAP requires information in financial statements about the accounting principles and methods used and the risks and uncertainties inherent in significant estimates including choices between acceptable methods. Following is a discussion of our most critical accounting policies.

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

Capitalization, Depreciation, Depletion and Impairment of Long-Lived Assets

        See the "Successful Efforts Method of Accounting" discussion above.
Capitalized costs related to proved properties are depleted using the unit-of-production method. Depreciation, depletion and amortization of proved oil and gas properties are calculated on the basis of estimated recoverable reserve quantities. These estimates can change based on economic or other factors. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Sales proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed, and expenditures which enhance the value of properties, are capitalized.

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

Asset Retirement Obligations

        Under the provisions of SFAS 143, "Accounting for Asset Retirement
Obligations," we recognize a liability for the fair value of our asset retirement obligations associated with our tangible, long-lived assets. The entire asset retirement obligation recorded is related to the plugging and abandonment of our oil and gas properties. Subsequent to the adoption of SFAS
143, there has been no significant current period activity with respect to additional retirement obligations, settled obligations, accretion expense and revisions of estimated cash flows.

Results of Operations

        Financial improvement continues through 2005 as the Company continues to enhance the gas marketing segment and expands drilling activities. Limiting exposure in the gas marketing segment ensures that commodity price risk remains at a minimum, resulting in improved profit margins. Vineyard was able to improve its margin in the gas marketing business segment by over $60,000 in the first six months of 2005, when compared to the same period in the prior year. Total throughput volume of natural gas increased modestly in the first half of 2005, but trends over the last couple of years show growth. The Company has been able to increase daily throughput by approximately 1,000 Dths over the last two years. More throughput volume converts to more business opportunity. Vineyard's strategy to grow its customer base and its producer base has been successful and is anticipated to continue throughout 2005 and beyond.

        Drilling activities continue moving forward, with five additional oil wells in progress in 2005. As these wells come on-line, the Company expects oil production to increase to approximately 8,000 barrels for the year. Comparing this to the 3,728 barrels produced in 2004, the Company expects significant improvement in the production business segment by fiscal year end 2005. Oil revenue is expected to exceed $400,000 for the year.

Second Quarters of 2005 and 2004 Compared

Revenues

        Total revenue in the second quarter of 2005 exceeded the prior year by
$97,838 or 1%. Total revenue for the Company consists primarily of revenue from its three business segments, as well as revenue from other (e.g. rental, interest) sources.

        Gas marketing revenue was $8,961,428 in 2005, an increase of $59,606 or 1%
over the prior year revenues of $8,901,822. Gas marketing revenue is generated from the sale of natural gas. Vineyard's natural gas volume throughput increased in the second quarter in comparison to the prior year, reporting an approximate
8% increase in volume. The average market price (Nymex) in the second quarter of
2005 was $0.73 higher then the comparable average market price from the prior year. We do expect gas marketing revenue to continue to climb in the latter half of 2005. A preliminary look at marketing activity in the second half of the year shows a continued increase in our throughput volume and a significant jump in market prices.

        Well services revenue dropped a modest $1,802 or 19% to a total of $7,747 in 2005. Revenue is generated in this business segment as monthly well maintenance services performed on third party wells. This business segment has little impact on the Company with revenue accounting for less than 1% of total revenue.

        Production and royalties revenue totaled $65,330, up $23,042 or 55% from revenue reported in 2004 of $42,288. The increase in production revenue is attributable to new oil production that came on-line in the third quarter of
2004. Production revenue is expected to continue to show improvement with additional production coming on-line in 2005. A total of ten oil wells were added to production since the third quarter of 2004.

        Rent and other income increased $16,900 or 75% in 2005 to $39,321 compared to $22,421 in the prior year. Primarily, other income consists of interest earned on money market instruments. Increasing interest rates and the Company's improved cash position leads us to believe that further improvement in other income will be evident. Equity in earnings of a jointly-owned company (Northern
Pipeline) increased to $22,107 in 2005 up $5,093 or 30% from the prior year of
$17,014. Some modest volume increases through Northern Pipeline has directly increased its transportation revenue, the company's sole source of revenue. Mid year 2005, Northern has seen some pipeline improvements and expansion that will have a positive impact on Northern in the latter half of the year.

Costs and Expenses

        Total expenses for the quarter were $9,074,808, up $122,459 or 1% from the comparable quarter in the prior year. Expenses modestly outpaced revenue in the second quarter causing a reduction in comparable net income.

        Gas marketing totaled $8,811,578 in 2005, up $54,941 or 1% from costs of
$8,756,637 in the second quarter of 2004. Gas marketing expenses consist primarily of costs associated with the commodity itself as well as routine charges (e.g., transportation charges, gathering fees, fuel charges, etc). The
Company's ability to profitably match contractually purchased gas with sales agreements to deliver, taking into consideration additional charges related to logistics, has allowed us to continue to report margin from this business segment. Constant monitoring of the market and positioning the Company in advantageous "buy/sell" transactions has improved gas marketing margin levels in
2005 to a reported $149,850 for the three months ended June 30, 2005.

        Well service expense dropped $13,413 or 73% in 2005 to a total of $4,872 compared to $18,285 in the prior year.

        Production expenses remained relatively flat in 2005 ($12,771) in comparison to the second quarter of 2004 ($13,134). Non cash expenses (e.g., depreciation, accretion etc.) increased in 2005, a direct result of the additional production in 2005. In summary, the increased production in 2005 has positively impacted the operating margin of this business segment.

        General and administrative expenses increased in 2005 by $67,885 or 52% to a total of $194,587, compared to 2004 levels of $126,702. Increases affected almost every expense, though the more significant increases have been associated with additional personnel. All of the additional "revenue generating" activities explained above have also affected these expenses. However, anticipated revenue from these activities is expected to outweigh and outlast the increase in expense.

Six Months of 2005 and 2004 Compared

Revenues

        Overall, revenues increased when comparing the two six month periods.
Revenues in 2005 totaled $20,234,071, up $488,001 or 2 % from prior year levels of $19,746,070.

        As mentioned above, continued increases in throughput volume and average market prices are responsible for the $413,136 or 2% increase in gas marketing revenues.

        Well service revenues continued its downward trend dropping $4,773 or 23%
in 2005 when compared to the prior year. A modest drop in third party maintenance contracts directly impacts revenues from this segment. However, channeling resources from this segment to production has had a positive impact on the production business segment. The well services segment does not have a significant impact on the Company's overall operations. Revenues are expected to level out and achieve a modest margin. Growth in this segment is not anticipated in the future.

        Production and Royalties revenue continued its upward trend to $154,545 in
2005, an increase of $65,894 or 74% from 2004 revenue of $88,651. Additional oil production, which started in the latter half of 2004, is the reason for this increase. Revenues are anticipated to continue their upward trend with more oil production coming on-line in the latter half of 2005. The Company expects to continue its drilling operations through the remainder of 2005 and into 2006.

        2005 has also seen increased revenue from other income and income generated from Northern Pipeline LLC. Increases in interest rates have increased interest income in 2005 for the Company. In addition to increased rates, the Company's improving cash position has allowed for larger balances in interest bearing accounts. A modest improvement in income related to Northern Pipeline continues through the first six months of 2005. A 20% increase or $6,644 was achieved in
2005 when compared to results in the prior year. Pipeline improvements and repairs occurring mid year 2005, should result in significant improvement for
Northern Pipeline by year-end 2005.

Costs and Expenses

        Total expenses directly related with the business segments totaled
$19,623,962 in 2005, a $370,275 or 2% increase in expenses over the prior year total of $19,253,687. The majority of the increase or $353,021 is related to increased gas marketing costs, reflecting increased throughput and market prices higher than the prior year. The growth in gas marketing revenue out- paced the increase in costs, resulting in a $464,344 gross margin for this business segment.

        Well services expense decreased in 2005, dropping $9,907 or 36% to $17,365 compared to costs of $27,272 in 2004.

        Production costs remained relatively level in comparison with 2005, at
$23,891, up $964 or 4% from the prior year of $22,927. We do expect a modest increase in production expenses as more oil wells come on-line. However, these costs will be more than covered with the additional production revenue anticipated from these wells.

Liquidity and Capital Resources

Cash Flows

        Our primary source of cash in the six-month period ended June 30, 2005, as always, has been funds generated from operations. With all else remaining positive, the significant decrease or pay down in trade payables has adversely affected operational cash flow. However, operational cash flow has remained positive at $564,943 in 2005. Our liquidity and capital resources are closely related to and dependent upon the current prices paid for natural gas. Longer terms with our producers than terms contracted with our customers allow the effect of these sudden market swings on operational cash flow to be mitigated.
Positive working capital provides the Company with the resources (i.e., cash reserves) to weather these price swings in the short term.

Capital Expenditures

Funds used for capital expenditures were $435,215 in 2005, a significant increase compared with $126,999 spent in the comparable period for 2004. These capital expenditures are primarily related to the Company's continued drilling operations into 2005. We do expect additional expenditures in the latter half of
2005. Although financing for these activities is available, the Company expects existing cash resources to be adequate to cover these expenditures. Increased revenues from additional oil and gas production later in 2005 will certainly mitigate any adverse effects on cash flow from these capital expenditures. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas and the scope and success of our drilling activities. There can be no assurance that our current and future drilling activities will provide adequate liquidity for the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Among other risks, we are exposed to interest rate and commodity price risks. In both cases, the Company believes that it has taken all possible precautions to limit risk. However, there can be no assurance that all unknown future events have been protected against.

        The interest rate risk noted relates to an existing revolving credit facility as well as any new debt financing needed to fund capital requirements.
Currently, risk in this area is limited through minimal use of the existing credit facility. If market interest rates increased by 1%, the increase in interest expense in the second quarter would be only approximately $1,200, assuming that the existing credit facility was fully funded. Additional financing could result in a significant impact from rate increases, however, currently the Company does not anticipate any borrowing needs.

        The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. Currently, natural gas and oil production by the Company does not reach significant levels, minimizing the potential of any significant financial risk.
However, if needed commodity price risk exposure could be minimized by a combination of futures contracts and fixed-price physical contracts. To quantify the minimal risk to the Company's current oil production, if the price of crude oil decreased $3.00 per bbl, oil sales revenue for the second quarter of 2005 would decrease by approximately $6,000.

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

Internal Controls Over Financial Reporting

        There has not been any change in our internal control over financial reporting during the quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Not Applicable

Item 3. Defaults upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits

        (a) Exhibits

        31.1*   Certification of President and Chief Executive Officer,
                Stephen B. Millis, as required by Rule 13a-14(a) or Rule
                15d-14(a) of the Securities Exchange Act of 1934.

        31.2*   Certification of Treasurer and Principal Financial Officer,
                James M. Reynard, as required by Rule 13a-14(a) or Rule
                15d-14(a) of the Securities Exchange Act of 1934.

        32.1*   Certification of President and Chief Executive Officer,
                Stephen B. Millis, pursuant to 18 U.S.C. Section 1350.

        32.2*   Certification of Treasurer and Principal Financial Officer,
                James M. Reynard, pursuant to 18 U.S.C. Section 1350

        (b) Reports on Form 8-K

                None

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. VINEYARD OIL & GAS COMPANY

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