Form 10-Q
period 2005-09-30
VINEYARD OIL & GAS CO
filed 2006-01-26
CIK 777582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934
   For the quarterly period ended September 30, 2005

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) [ ] Yes No

As of January 9, 2006, Vineyard Oil & Gas Company had outstanding 5,325,562.50 shares of common stock, without par value, which is its only class of stock.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                           VINEYARD OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS

                                          September 30,        December 31,
                                              2005                 2004
ASSETS                                    (unaudited)
Current Assets
  Cash                                    $ 3,466,165           $ 2,372,833
  Accounts receivable, net                  5,049,336             5,661,900
  Inventories, net                             24,074                24,705
  Prepaid expenses                            128,718               180,829
         Total Current Assets               8,668,293             8,240,267

Property, Plant and Equipment
  Land and land improvements                  193,680               193,680
  Building and improvements                   278,648               277,134
  Oil and gas properties                      911,931               521,973
  Drilling and other equipment                978,370               871,479
                                            2,362,629             1,864,266
  Less accumulated depreciation            (1,203,394)           (1,133,584)
         Property, Plant and Equipment      1,159,235               730,682

Other Assets
  Assets held for sale                        186,033               186,033
  Cash restricted for well plugging           157,333               157,333
  Investment in jointly-owned company          40,205                72,768
         Total Other Assets                   383,571               416,134

TOTAL ASSETS                              $10,211,099           $ 9,387,083
                                          ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable
    Trade                                 $ 3,765,334           $ 3,413,518
    Related party                           3,898,896             3,718,437
    Production distribution payable                 -                73,246
    Other payable                              61,555                     -
  Accrued expenses                            178,436               223,523
         Total Current Liabilities          7,904,221             7,428,724

Long-term liabilities
  Accrued well plugging liability           1,212,172             1,124,558

Total Liabilities                           9,116,393             8,553,282

Shareholders' Equity
  Common Stock, authorized 15,000,000
   shares without par value, issued
   5,325,562.5 shares at stated value
   of $.05                                    266,278               266,278
  Additional paid-in capital                4,965,430             4,965,430
  Retained earnings (deficit)              (3,912,082)           (4,172,987)
  Less: cost of 67,944 shares held
   in treasury                               (224,920)             (224,920)
         Total Shareholders' Equity         1,094,706               833,801

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                  $10,211,099           $ 9,387,083
                                          ============          ============

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                         3 Months Ended       3 Months Ended       9 Months Ended       9 Months Ended
                                       September 30, 2005   September 30, 2004   September 30, 2005   September 30, 2004
Revenues
   Gas marketing                         $ 10,462,794         $  9,339,596           $30,417,845          $  28,881,511
   Well services                                6,606                9,668                22,951                 30,786
   Production and royalties                   142,800               82,309               297,345                170,960
                                           10,612,200            9,431,573            30,738,141             29,083,257

Other Income
   Gain (loss) on sale of an assets            (7,622)              35,700                (7,622)                48,300
   Rent and other income                       31,845               30,581                98,372                 77,408
   Equity in earnings of jointly-
   owned company                              (14,304)              17,583                27,299                 52,542
                                           10,622,119            9,515,436            30,856,190             29,261,506

Cost and Expenses
   Gas marketing                           10,259,995            9,275,768            29,750,702             28,413,454
   Well services                               11,357               12,070                28,722                 39,342
   Production                                  16,044                8,534                39,935                 31,461
   Accretion expense                           23,631               18,182                68,613                 54,546
   Depreciation/amortization                   13,781               15,094                60,798                 44,532
                                           10,324,808            9,329,648            29,948,770             28,583,335

   General and administrative                 202,942              123,072               605,152                402,864
   Depreciation                                 3,992                3,541                11,666                 10,318
   Interest                                         -                    -                   197                      -
                                           10,531,742            9,456,261            30,565,785             28,996,517

Net income before income taxes                 90,377               59,176               290,405                264,990

Income taxes                                    9,000                    -                29,500                      -

Net income                               $     81,377         $     59,176           $   260,905          $     264,990
                                         =============        =============          ============         ==============

Basic earnings per common share                0.0153               0.0111                0.0490                 0.0498

Diluted earnings per common share              0.0153               0.0111                0.0490                 0.0498

The accompanying notes are an integral part of these condensed financial statements.

                          VINEYARD OIL & GAS COMPANY
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                            Capital in      Retained
                               Common       Excess of       Earnings      Treasury
                               Stock        Par Value       (Deficit)     Stock

Balance at January 1, 2003     $  266,278   $  4,965,430    $(3,264,447)  $(224,920)

Net (Loss) For the Year                 0              0     (1,046,259)          0

Balance at December 31, 2003      266,278      4,965,430     (4,310,706)   (224,920)

Net Income For the Year                 0              0        137,719           0

Balance at December 31, 2004      266,278      4,965,430     (4,172,987)   (224,920)

Net Income For the Period               0              0        260,905           0

Balance at September 30, 2005  $  266,278   $  4,965,430    $(3,912,082)  $(224,920)
                               ==========   ============    ============  ==========

The accompanying notes are an integral part of these condensed financial statements

                           VINEYARD OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                         3 Months Ended       3 Months Ended        9 Months Ended      9 Months Ended
                                       September 30, 2005   September 30, 2004   September 30, 2005   September 30, 2004

Cash flow from operating activities:
Income from operations                     $     81,377         $     59,176        $      260,905       $     264,990
Adjustments To Reconcile Net Income
  to Net Cash Provided by
  Operating Activities:
 Depreciation and amortization                   17,773               18,635                72,464              54,850
 Accretion                                       23,631               18,182                68,613              54,546
 Provision for losses on accounts receivable     28,807             (124,725)               38,675            (110,589)
 Gain on sales of property                        7,622              (35,700)                7,622             (48,300)
 Income from investment in jointly-
 owned company                                   21,400              (17,583)              (18,044)            (52,542)

Changes in operating assets and
liabilities providing (using) cash:
   Accounts receivable                       (1,137,106)             835,125               573,889             447,516
   Inventories                                      531                3,332                   631              11,311
    Prepaid expenses                            156,015              (31,992)               52,111              20,135
   Accounts payable                           1,769,588             (532,993)              593,830             320,327
    Accrued expenses                            (2,218)               4,009              (118,333)             (8,406)
    Accrued well plugging                             -                 (687)                    -              (6,140)
Net cash provided by
operating activities                            967,420              194,779             1,532,363             947,698

Cash flow from investing activities:
Capital expenditures                            (77,824)            (319,344)             (513,039)           (446,343)
Proceeds from asset sale                              -               35,700                23,401              48,300
Distributions from investment in
jointly-owned company                            10,911              (15,818)               50,607              46,466

Net cash used by investing
 activities                                     (66,913)            (299,462)             (439,031)           (351,577)

Increase (decrease) in cash                     900,507             (104,683)            1,093,332             596,121
Cash at beginning of period                   2,722,991            2,720,997             2,530,166           2,020,193

Cash at end of period                      $  3,623,498         $  2,616,314        $    3,623,498       $   2,616,314
                                           =============        =============       ===============      ==============

The accompanying notes are an integral part of these condensed financial statements.

                           VINEYARD OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2005

1. BASIS OF PRESENTATION

        Unless the context requires otherwise or unless otherwise noted, when we use the terms "Vineyard Oil & Gas Company", "Vineyard", "we", "us", "our" or the
"Company", we are referring to Vineyard Oil & Gas Company ("Registrant").

        The accompanying unaudited condensed financial statements of Vineyard Oil and Gas have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes included in the
Annual Report on Form 10-KSB for the year ended December 31, 2004.

2. PRIMARY EARNINGS PER SHARE

        Primary earnings per share are determined by dividing net income by the weighted average number of common shares outstanding (5,325,562.50 in 2005 and
2004).

3. INCOME TAX

        No federal income tax was due or paid during the periods ending September
30, 2005, and 2004, due to available operating loss carry forwards.

        State income tax of $29,500 and $0 was due for the periods ended September
30, 2005 and 2004, respectively.

4. CASH FLOW INFORMATION

        For purposes of the statement of cash flows, cash includes demand deposits, certificates of deposit, and short-term investments with original maturities of three months or less. Short-term investments consist of money market funds, and are reported at market value, which equals cost.

        Cash payments for interest and income taxes were as follows:

         Cash paid during the nine month period ended September 30, for:

                                              2005            2004

                Interest                     $  197          $  -0-
                Income Taxes                    -0-             -0-

         Cash consists of the following as of the dates indicated:

                                     September 30, 2005     December 31, 2004

                Cash in bank            $  3,466,165          $  2,372,833
                Cash restricted for
                  well plugging              157,333               157,333

                                        $  3,623,498          $  2,530,166
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

        The Company's segment profit or loss and assets are as follows:

                                   Gas                            Oil & Gas    All
                                   Marketing       Well Services  Production   Others       Totals
September 30,
2005

Revenues from external customers   $  30,417,845   $     22,951   $   297,345  $         -  $ 30,738,141

Other revenue                                -0-            -0-           -0-      118,049       118,049

Depreciation, accretion and
amortization                                 -0-         15,509       105,799       19,769       141,077

Segment profit (loss)                    667,143        (21,280)      151,611     (536,569)      260,905

Segment assets                         5,096,617        302,221     1,187,132    3,625,129    10,211,099

Expenditures for segment assets              -0-         63,217       370,889       55,532       489,638

                                   Gas                            Oil & Gas    All
                                   Marketing       Well Services  Production   Others       Totals
September  30,
2004

Revenues from external customers   $ 28,881,511    $     30,786    $   170,960 $        -   $  29,083,257

Other revenue                               -0-             -0-            -0-    178,250         178,250

Depreciation, accretion and
amortization                                -0-           6,127         92,951     10,318         109,396

Segment profit (loss)                   468,057         (14,683)        46,548   (234,932)        264,990

Segment assets                        3,584,033         217,966        955,863  2,406,580       7,164,442

Expenditures for segment assets             -0-             -0-        414,950     31,393         446,343

        Revenue from segments below quantitative thresholds are the Company's equity in earnings of its jointly-owned company and unallocated revenues such as interest income and gains recognized on the disposition of assets. General and administrative expenses are not allocated to the Company's three business segments. This activity is reported as "All Others".

6. ASSETS HELD FOR SALE

        On January 1, 2004 and December 31, 2004, the Company entered into two agreements to sell certain gas wells to unrelated entities for cash of approximately $525,000 and $235,000, respectively. Since the dates the Company agreed to sell the wells, full operating control was transferred to the prospective buyers and Vineyard has no interest in the profits or losses from such operations. Assuming the sales are consummated (for which there can be no assurance), the Company anticipates that it will recognize a gain of approximately $517,000, net of income taxes of $57,000. Also the Company will realize a reduction in the Asset Retirement Obligation of $1,171,892.. Because
the decision was made to offer these assets for sale in 2004, the Company reclassified the net book value of such assets, which aggregate $186,033, to
"Assets held for sale" as of the dates of the respective agreements.

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

Inventory Obsolescence

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

Results of Operations

        Financial improvement continues through 2005 as the Company continues to enhance the gas marketing segment and expands drilling activities. Limiting exposure in the gas marketing segment ensures that commodity price risk remains at a minimum, resulting in improved profit margins. Vineyard was able to improve its margin in the gas marketing business segment by approximately $200,000 in the first nine months of 2005, when compared to the same period in the prior year. Total throughput volume of natural gas increased modestly in the nine months of 2005, but trends over the last couple of years show growth. The
Company has been able to increase daily throughput by approximately 1,000 Dths over the last two years. More throughput volume converts to more business opportunity. Vineyard's strategy to grow its customer base and its producer base has been successful and is anticipated to continue throughout 2005 and beyond.

        Drilling activities continue moving forward, with the completion of five additional oil wells in the third quarter of 2005. With these wells on-line, the
Company expects oil production to increase to approximately 8,000 barrels for the year. Comparing this to the 3,728 barrels produced in 2004, the Company expects significant improvement in the production business segment by fiscal year end 2005. Oil revenue is expected to exceed $400,000 for the year.

Third Quarters of 2005 and 2004 Compared

Revenues

        Total revenue continued to outpace revenue levels in 2004 for the third quarter. Total revenue for the three months ended September 30, 2005 was
$10,622,119, up $1,106,683 or 12% from revenues for the same period in 2004 of
$9,515,436.

        Gas marketing revenue totaled $10,462,794 in the third quarter of 2005, an increase of $1,123,198 or 12% compared to $9,339,596 in 2004. The reason for the increase in marketing revenue is two-fold. When comparing throughput volume for the two periods, 2005 achieved a modest 2% increase in volume over the prior year. The more significant impact came from market prices (Nymex). The average market price for the three-month period increased by approximately $2.73 in
2005, when compared to the prior year. Marketing revenue is expected to continue to increase for the remainder of the year. Market prices are forecasted to remain at higher levels than prior years and the Company's throughput volume is scheduled to continue to grow.

        Well services revenue was down in comparison to the prior year. Well
Services revenue was $6,606, a decrease of $3,062 or 32% when compared to 2004 revenues of $9,668. This business segment is the smallest business segment of the Company. The modest decrease in revenue does not have a material impact on the Company.

        Production and Royalties revenue was $142,800 in the third quarter of 2005, up $60,491 or 73% from $82,309 in 2004. Drilling operations in 2004 and 2005 have increased oil production for the Company and are the primary reason for the increased revenue. Since the latter half of 2004 the Company has brought 10 oil wells on-line adding revenue for this business segment.

        A loss on the sale of a vehicle trade-in and purchase reduced revenue by
$7,622 in 2005. Rent and other income remained relatively flat in comparison to the prior year, at $31,845 in 2005, a modest increase of $1,264 or 4%, when compared to 2004 revenue of $30,581. Equity in earnings of a jointly-owned company (Northern Pipeline LLC.) decreased to a negative $14,304 in 2005, compared to revenue of $17,583 for the third quarter of 2004. Pipeline repairs associated with a large pipeline project completed in the third quarter of 2005 resulted in above normal expense for the quarter. The intention of the pipeline project was to increase capacity for Northern Pipeline therefore increasing the pipeline's ability to charge transportation, the pipeline's sole source of revenue. Although operating performance has been affected by the pipeline repairs, the increased transportation revenue is expected to counter the high expense.

Costs and Expenses

        Total expenses for the quarter were $10,531,742, up $1,075,481 or 11% from the comparable quarter in the prior year. Gas marketing expenses totaled
$10,259,995 in 2005, up $984,227 or 11% from costs of $9,275,768 in the third quarter of 2004. Marketing expenses consist primarily of costs associated with the commodity itself as well as routine charges (e.g., transportation charges, gathering fees, fuel charges). The Company's ability to profitably match contractually purchased gas with sales agreements to deliver, taking into consideration additional charges related to logistics, has allowed us to continue to report margin from this business segment. Constant monitoring of the market and positioning the Company in advantageous "buy/sell" transactions has improved gas marketing margin levels in 2005 to a reported $202,799 for the three months ended September 30, 2005.

        Well service expense dropped $713 or 6% in 2005 to a total of $11,357 compared to $12,070 in the prior year. Even with the modest improvement in expenses, the well service segment is unable to keep pace with the additional expense from depreciation resulting in a negative margin.

        Production expenses increased in 2005 to $16,044 in comparison to the third quarter of 2004 of $8,534. The increase in expense is directly related to five additional wells coming on-line in the third quarter of 2005. Non cash expenses
(i.e., depreciation, accretion etc..) increased in 2005, a direct result of the

                                       10

additional production in 2005. In summary, the increased production in 2005 has positively impacted the operating margin of this business segment.

        General and administrative expenses increased in 2005 by $79,870 or 65%, to a total of $202,942, compared to 2004 expenses of $123,072. Increases affected almost every expense, though the more significant increases have been associated with additional personnel. All of the additional "revenue generating" activities explained above have also affected these expenses. However, anticipated revenue from these activities is expected to outweigh and outlast the increase in expense.

Nine Months of 2005 and 2004 Compared

Revenues

        The Company has continued to achieve higher levels of revenue in 2005 when compared to the prior year. Total revenue for the nine months ended September
30, 2005 was $30,856,190, an increase of $1,594,684 or 5% from the comparable nine month period in 2004 of $29,261,506. Increased throughput volume and average market prices continue to increase marketing revenue. Marketing revenue increased by $1,536,334 or 5% to $30,417,845 in 2005.

        Well services revenue continued its downward trend, dropping $7,835 when compared to the prior year. The modest decrease has had no material effect on the Company overall.

        Production revenue continues to increase, achieving a $126,385 or 74%
increase over the prior year. Drilling operations brought additional oil production late in 2004 and mid year 2005. The Company anticipates continuing drilling operations in 2006 to have positive effects on this business segment in the future. Rent and other income also continues to achieve higher levels in
2005, increasing $20,964 or 27%, when compared to the prior year. Interest income is primarily responsible for the increase, reflecting higher interest rates and cash balances in 2005. Equity in earnings of a jointly-owned company
(Northern Pipeline, LLC) was down considerably from income levels in 2004.
Pipeline expense related to a large pipeline project completed in the third quarter of 2005 was directly responsible for the negative performance. Overall, the project has significantly increased the pipeline's capacity, enabling the pipeline to substantially increase transportation revenue in the near future.
The Company anticipates more projects, slated for completion in early 2006 that will increase the pipeline's capacity even more. The direct relationship of
Northern Pipeline and our marketing business segment will eventually convert this increase in volume on Northern Pipeline into increased throughput volume for Vineyard.

Costs and Expenses

        Total expenses directly related to the business segments totaled
$29,948,770 in 2005, a $1,365,435 or 5% increase in expenses over the prior year of $28,583,335. The majority of the increase is related to increased marketing costs reflecting increased throughput and market prices higher than the prior year. The growth in gas marketing revenue outpaced the increase in costs, resulting in a $667,143 gross margin for the business segment.

        Well services expense dropped in 2005, down $10,620 or 27% to $28,722, compared to costs of $39,342 in 2004.

        Production costs increased modestly in 2005 to $39,935, up $8,474 or 27%
from levels in 2004 of $31,461. We did expect a modest increase in production expenses as more oil wells came on-line in the third quarter of 2005. However, these costs will be more than covered with the additional production revenue anticipated from these wells. The remaining costs associated with the business segments are depreciation and accretion. Both show increases in 2005 when compared to the prior year. Both costs have a direct relationship with the drilling operations and increased production. Again, both cost are expected to increase with a direct relationship to additional production.

Liquidity and Capital Resources

Cash Flows

        Our primary source of cash in the nine-month period ended September 30,
2005, as always, has been funds generated from operations. With a modest pay down of current liabilities, $118,333, being the only adverse action to operational cash flow, cash provided by operating activities reached $1,532,363.
Our liquidity and capital resources are closely related to and dependent upon the current prices paid for natural gas. Longer terms with our producers than terms contracted with our customers allow the effect of any sudden market swings on our operational cash flow to be mitigated. Positive working capital provides the Company with the resources (i.e., cash reserves) to weather these price swings in the short term.

Capital Expenditures

        Funds used for capital expenditures were $513,039 for the nine months ended
September 30, 2005, including $77,824 in the third quarter of 2005, modestly higher than expenditures reported for the first nine months of 2004. These capital expenditures are primarily related to the Company's continued drilling

                                       11

operations into 2005. Although financing for these activities has been available, the Company has used existing cash resources to cover these expenditures. Payment from additional oil and gas production later in 2005 will certainly mitigate any adverse effects on cash flow from these capital expenditures. The level of our future cash flow will depend on a number of factors including the demand for and price levels of oil and gas and the scope and success of our drilling activities. There can be no assurance that our current and future drilling activities will provide adequate liquidity for the future.

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
Currently, risk in this area is limited through minimal use of the existing credit facility. If market interest rates increased by 1%, the increase in interest expense in the third quarter would be approximately $1,200, assuming that the existing credit facility was fully funded. Additional financing could result in a significant impact from rate increases; however, currently the
Company does not anticipate any borrowing needs.

        The commodity price risk relates to natural gas and crude oil produced, held in storage and marketed. Our financial results can be significantly impacted as commodity prices fluctuate widely in response to changing market forces. Currently, natural gas and oil production of the Company does not reach significant levels, minimizing the potential of any significant financial risk.
However, if needed, commodity price risk exposure could be minimized by a combination of futures contracts and fixed-price physical contracts. To quantify the minimal risk to the Company's current oil production, if the price of crude oil decreased $3.00 per bbl, oil sales revenue for the third quarter of 2005 would decrease by approximately $7,000.

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

Internal Controls Over Financial Reporting

        There has not been any change in our internal control over financial reporting during the quarterly period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                       12

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

        (b) Reports on Form 8-K
                None

* Filed herewith

                                       13

PRINCIPAL AND FINANCIAL OFFICER'S SIGNATURES

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